Form 10-K
period 1993-12-31
ORANGE & ROCKLAND UTILITIES INC
filed 1994-03-30
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                            FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
        For the fiscal year ended   December 31, 1993

                              OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
       For the transition period from              to

Commission file number    1-4315

                    ORANGE AND ROCKLAND UTILITIES, INC.
              (Exact name of registrant as specified in its charter)

            New York                         13-1727729
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

One Blue Hill Plaza, Pearl River, New York            10965
(Address of principal executive offices)            (Zip Code)

              (914) 352-6000
(Registrant's telephone number, including area code)

Common Stock, $5 Par Value  -- New York Stock Exchange, Inc.
(Securities registered pursuant to Section 12(b) of the Act)

Preference Stock, No Par Value
(Securities registered pursuant to Section 12(g) of the Act)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No

      At February 28, 1994, the approximate aggregate market value of the voting stock held by nonaffiliates of the registrant was $487,642,452*

      At February 28, 1994, the registrant had 13,532,439 shares of Common Stock ($5 par value) outstanding.

                                                            (Continued)

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K

                       (Continued from first page)

                   ORANGE AND ROCKLAND UTILITIES, INC.
        (Exact name of registrant as specified in its charter)



Documents incorporated by reference:
   Annual Report to Shareholders for the year ended December 31, 1993 incorporated in Part I, Part II and Part IV to the extent described therein.
   The Company's definitive Proxy Statement in connection with the 1994
    Annual Meeting of Common Shareholders incorporated in Part III to the extent described therein.

* For purposes of this calculation, it is assumed that only directors and officers of the registrant are affiliates of the registrant.


























0064O.wp

                               TABLE OF CONTENTS

                                                                          Page


PART I
Item  1.  Business
          General Development of Business                                   1
          Financial Information about Industry Segments                     1
          Narrative Description of Business:                                1
              Principal Business                                            1
              Events Affecting the Company                                  2
              Electric Operations                                           3
              Gas Operations                                                9
              Diversified Activities                                       12
              Construction Program and Financing                           13
              Regulatory Matters                                           16
              Utility Industry Risk Factors                                19
              Competition                                                  20
              Marketing                                                    21
              Environmental Matters                                        21
              Research and Development                                     24
              Franchises                                                   24
              Employee Relations                                           25
Item  2.  Properties                                                       26
Item  3.  Legal Proceedings                                                28
Item  4.  Submission of Matters to a Vote of Security Holders              39

Executive Officers of the Registrant                                       40

PART II
Item  5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters                                            41
Item  6.  Selected Financial Data                                          41
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            41
Item  8.  Financial Statements and Supplementary Data                      42
Item  9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                         42

PART III
Item 10.  Directors and Executive Officers of the Registrant               42
Item 11.  Executive Compensation                                           42
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                                 42
Item 13.  Certain Relationships and Related Transactions                   42

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                     43

Signatures                                                                 50

Report of Independent Certified Public Accountants on Financial
 Statement Schedules                                                       52

Consent of Independent Certified Public Accountants                        52

                                     PART I

Item 1.  Business

General Development of Business:

      Orange and Rockland Utilities, Inc. (the "Company") is a New York corporation, with its principal office at One Blue Hill Plaza, Pearl River, New York 10965 (telephone number 914-352-6000), which was formed originally under the name Rockland Light and Power Company on May 21, 1926 through the consolidation of a company having the latter name (organized in 1899), Catskill Power Corporation and Orange County Public Service Company, Inc. Its present name was adopted on February 28, 1958, when The Orange and Rockland Electric Company was consolidated with Rockland Light and Power Company.

      The Company has two wholly owned utility subsidiaries, Rockland Electric Company ("RECO"), a New Jersey corporation, and Pike County Light & Power Company ("Pike"), a Pennsylvania corporation. The Company has three wholly owned non-utility subsidiaries, O&R Energy Development, Inc. ("ORED"), a Delaware corporation, Clove Development Corporation ("Clove"), a New York corporation and O&R Development, Inc. ("ORD"), a Delaware corporation. RECO has a wholly owned non-utility subsidiary, Saddle River Holdings Corp. ("SRH"), a Delaware corporation. SRH has two wholly owned non-utility subsidiaries, O&R Energy, Inc. and Atlantic Morris Broadcasting, Inc., both Delaware corporations. O&R Energy, Inc. has a wholly owned non-utility subsidiary, Millbrook Holdings, Inc., also a Delaware corporation. The businesses of the non-utility subsidiaries are described under the subheading "Diversified Activities" in this Item 1.

Financial Information about Industry Segments:

      Consolidated financial information regarding the Company's principal business segments, Electric Operations, Gas Operations and Diversified Activities is contained in Note 13 of the Notes to Consolidated Financial Statements - "Segments of Business" on page 36 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Narrative Description of Business:

Principal Business

      The Company and its utility subsidiaries supply electricity and gas to a territory covering approximately 1,350 square miles. The eastern boundary of the Company's service territory extends along the west bank of the Hudson River from a point in New Jersey six miles north of the George Washington Bridge northerly for approximately 37 miles to a point in New York a short distance north of the United States Military Academy at West Point. From the Hudson River, the Company's territory in New York State extends westward to the Delaware River, embracing all of Rockland County, most of Orange County and a part of Sullivan County. In New Jersey, RECO supplies electricity to the northern parts of Bergen and Passaic Counties and small areas in the northeastern and northwestern parts of Sussex County. Pike supplies electricity and gas to the northeastern corner of Pike County, Pennsylvania.

      As of December 31, 1993, the Company and its utility subsidiaries furnished electric service to approximately 257,000 customers in 96 communities with an estimated population of 656,000 and gas service to approximately 109,000 customers in 57 communities with an estimated population of 463,000. There have been no significant changes in either the population of the Company's service territory or in the number of customers served since December 31, 1992. At that time, electric service was provided to approximately 254,000 customers in 95 communities with an estimated population of 648,000 and gas service was provided to approximately 108,000 customers in 56 communities with an estimated population of 465,000. At December 31, 1993 and 1992, 95% of the Company's residential gas customers used gas as their major source of space heating fuel. While the territory served is predominantly residential, the Company also serves a number of commercial and industrial customers in diversified lines of business activities from which significant electric and gas revenues are derived. No customer accounts for more than 10% of either gas or electric sales. The business of the Company and its utility subsidiaries is seasonal to the extent that sales of electricity are higher during the summer, mainly due to air conditioning requirements, and sales of gas are greater in the winter months, primarily as a result of space heating requirements.

Events Affecting the Company

      On August 16, 1993, the Rockland County, New York District
Attorney charged a then Vice President of the Company with grand larceny, commercial bribery and making illegal political contributions and commenced a related investigation of the Company. Two other former employees who had reported to the Vice President were also charged with grand larceny.

      On August 20, 1993, the Company's Board of Directors created a Special Committee (the "Special Committee") of the Board, consisting entirely of outside Directors, to conduct an independent investigation of the issues raised by the Rockland County District Attorney and any other matters discovered in the course of the investigation as the Special Committee deems necessary or desirable. The Special Committee was granted full and complete power and authority to take whatever steps it deems necessary or desirable, including retention of counsel and other advisors, presenting to the Board of Directors periodic reports regarding its activities and at the appropriate time its full findings, and making recommendations to the Board of Directors with respect to any remedial measures it deems appropriate to prevent a recurrence of any improprieties or irregularities discovered by the investigation. The Special Committee has retained the law firm of Stier, Anderson & Malone as investigative counsel, and Price Waterhouse & Co. as accounting experts, to assist it in conducting its independent investigation.

      The Special Committee will present preliminary conclusions of its investigation at the Annual Meeting of Shareholders on May 11, 1994. The Special Committee intends to complete its investigation as promptly as practicable after the Annual Meeting and will report its final conclusions and recommendations to the Board of Directors at that time.

      In addition, during the fourth quarter, James F. Smith was terminated for cause as Chief Executive Officer and removed as Chairman of the Board of Directors. President and Chief Operating Officer, Victor J. Blanchet, Jr. was appointed to serve as acting Chief Executive Officer. Details concerning these events, including the cost incurred for legal counsel, accounting services, and other professional and consultative services related to the ongoing investigations and their effect on the Company's results of operations, are contained in the "Review of the Company's Results of Operations and Financial Condition" under the captions "Events Affecting the Company" and "Rate Activities" and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Legal Proceedings" on pages 15, 19 and 34, respectively, of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to
Item 3, "Legal Proceedings", of this Form 10-K Annual Report.

Electric Operations

      Generating Capacity and Purchased Power. As described more fully in Item 2 of this Form 10-K Annual Report under the subheading "Electric Generating Facilities", the capacity of the Company's plants provides the Company with a net generating capacity of 1,032 megawatts ("Mw") in the winter and 1,020 Mw in the summer. The electric energy which RECO and Pike distribute to their customers is supplied by the Company. The maximum historical one-hour demand for the Company and its utility subsidiaries occurred on July 8, 1993 and was 1,037 Mw. Additional statistics regarding electric operations are contained under the caption "Operating Statistics-Electric" on page 38 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

      In addition to the energy produced at its generating facilities, the Company, through various transmission interconnections, purchases both capacity and energy from other utilities when needed to meet load and reserve requirements and also when such power is available at a price lower than the cost of production. The Company maintains transmission interconnections with Central Hudson Gas and Electric Corporation ("Central Hudson"), Public Service Electric and Gas Company ("PSE&G") and Consolidated Edison Company of New York, Inc. ("Con Ed"). Through these interconnections, and as a member of the New York Power Pool ("NYPP"), the Company can exchange power directly with the above utilities and, through the facilities of other members of the NYPP, the Company can exchange power with all members of the NYPP and with utilities in pools in neighboring states. In addition, members of the NYPP are able to coordinate inter-utility transfers of bulk power in order to achieve economy and efficiency, cooperate in long range planning of generation and transmission facilities, coordinate inter-utility operating and emergency procedures to assure reliable, adequate and economic electric service throughout the state and provide for the equitable sharing of the resulting benefits and costs. Through the NYPP control center, the Company is able to purchase power in order to optimize its generation-interchange mix, using the lowest cost energy available to the Company in the interconnected system. By agreement with the NYPP, the Company must maintain capacity reserves including firm capacity purchases of not less than 18% of its peak load.

      During 1993, the Company purchased 464,334 megawatt hours ("Mwh") from or through the NYPP. In addition, the Company has agreements with the New York Power Authority ("NYPA") and certain other utilities for the purchase of firm power. During 1993, an agreement with the NYPA provided for firm purchases of 25 Mw of year-round capacity from the Blenheim-Gilboa pumped-storage generating facility ("Gilboa Facility") and firm power purchase agreements with Central Hudson and with Pennsylvania Power & Light Company ("PP&L") provided for an additional 225 Mw of capacity. Other agreements were in effect from time to time throughout 1993 with several other utilities, including an agreement with Philadelphia Electric Company pursuant to which significant economy purchases were made during 1993, which provided for short-term, firm purchases on an as-available, as-needed basis.

      During 1993 purchased power, including purchases made pursuant to firm purchase contracts, short-term purchase agreements and interchange agreements, amounted to 42% of the Company's energy requirements.
Details are as follows:

                               191993 PURCHASED POWER

      Purchased From                                   Megawatt hours

      Central Hudson Gas & Electric Corp.                   68,925
      Philadelphia Electric Co.                            427,545
      New York State Electric & Gas Corp.                   26,606
      General Public Utilities                                  83
      New York Power Authority (1)                         130,143
      New York Power Pool                                  464,334
      Niagara Mohawk Power Corp.                            16,429
      Public Service Electric & Gas Corp.                  321,846
      Pennsylvania Power & Light Company                   387,654
      Cogeneration and Small Power Producers               210,688

                Total                                    2,054,253
                                                         =========

     (1) The Company delivered 2,202 Mwh of NYPA hydroelectric power to residential customers in Rockland County and Orange County under NYPA's municipal distribution agency program. In addition, the Company is party to an agreement with the NYPA regarding the purchase of peaking power from the Gilboa Facility. Pursuant to the agreement, the Company must replace the energy purchased from the Gilboa Facility at a ratio of three-to-two. During 1993, the Company purchased 31,738 Mwh from the Gilboa Facility and replaced 47,636 Mwh, for the net amount of (15,898) Mwh, which is included in the amount shown above.

     With regard to future purchases of capacity and energy, contracts are in place with NYPA, Central Hudson, PP&L and PSE&G. The NYPA agreement for firm purchases from the Gilboa Facility, which provides for 25 Mw of year-round capacity, will be in effect through April 2015. The firm purchase agreement with Central Hudson will provide 50 Mw of capacity through April 1994, and the agreement with PP&L will provide capacity ranging between 10 Mw and 125 Mw through October 1995. In addition, a firm purchase power agreement with PSE&G will provide between 75 Mw and

300 Mw of capacity during the base contract term which extends from May 1994 through April 1998, with an additional 100 Mw available throughout the base contract term at the option of the Company. The contract also provides that at the option of the Company 100 Mw of additional capacity would be available between May 1992 and April 1994 and 400 Mw of additional capacity will be available from May 1998 through October 2000. During 1994, the Company expects to purchase 50 Mw of capacity above the base contract amount under these options. Other agreements will continue to be in effect which will enable the Company to take advantage of economic power purchases on an as available, as-needed basis.

     Additional information regarding future power supply, particularly capacity purchase contracts with Independent Power Producers and Qualifying Facilities, is contained under the caption "Future Energy Supply and Demand" in this Item 1. Information regarding future payments under capacity purchase contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Power Purchase Agreements" on page 34 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Fuel Supply. The Company's 1,032 Mw winter generating capacity is available from the following fuel sources:

                                  Coal,
                         Oil       Oil                 Gas
     Plant*             & Gas     & Gas     Hydro    Turbine     Total
                                    (Megawatts)
    Lovett Plant
      Units 1, 2 & 3    102.0                                   102.0
      Units 4 & 5                 399.6                         399.6

    Hydro Plants
      Swinging Bridge,
      Mongaup, Rio and
      Grahamsville                          43.8                 43.8

    Gas Turbine Plants
      Hillburn and
      Shoemaker                                       86.0       86.0

    Bowline Point Plant
      Units 1 & 2       400.6                                   400.6
                        502.6     399.6     43.8      86.0    1,032.0
                        =====     =====     ====      ====    =======

    *For a description of the Company's generating plants, see "Electric
      Generating Facilities" in Item 2 of this Form 10-K Annual Report.

     The availability and cost of fuels and the Company's choice of fuel in any particular circumstance are affected by a number of factors, the majority of which are beyond the control of the Company. These factors include the domestic and international fuel supply situation, environmental regulations, conservation measures and the availability of alternative fuels. The Company's principal generating plants use natural gas, coal or oil as their primary fuels. The Company has, however, reduced its dependence on oil through the use of coal as the primary fuel for the

Lovett Plant's two largest generating units, the burning of increased volumes of natural gas in its boilers and the purchase of power from other systems.

     Electricity available for sale is a mix of Company generation by various fuel types, supplemented by purchased power when such power is available at a price lower than the price of generation or is needed to meet load requirements. Details for the years 1989 through 1993 are as follows:

                                 1989    1990    1991   1992    1993
     Gas                          25%     27%     22%    21%     16%
     Coal                         29      32      36     33      33
     Oil                          28      19      14     10       5
     Hydro                         3       4       3      3       4
     Purchased Power              15      18      25     33      42

          Total                  100%    100%    100%   100%    100%
                                 ====    ====    ====   ====    ====
     Gas - During 1993, the Company was able to use significant volumes of natural gas for boiler fuel at both its Lovett Plant and the Bowline Point Plant. It also expects to be able to use natural gas in the Lovett
Plant and the Bowline Point Plant during 1994, whenever such gas is more economical than alternative fuels. In 1993, the Company used 2.1 billion cubic feet ("Bcf") and 6.0 Bcf of gas, respectively, at the Lovett Plant and the Bowline Point Plant. The annual average cost per thousand cubic feet ("Mcf") of natural gas burned in the Company's generating plants during each of the years ended December 31, 1989 through 1993 was $2.79, $2.78, $2.64, $2.82 and $3.01, respectively. This is equivalent to $2.71, $2.69, $2.56, $2.74 and $2.92, respectively, per million British Thermal Unit ("MMBTU").

     Coal - The low sulfur coal (1.0 lbs. SO2 per MMBTU) used in Lovett Plant Units 4 and 5 has been supplied to the Company primarily through long term contracts with Massey Coal Sales, Inc. ("Massey") and Pittston Coal Sales Corporation ("Pittston") as well as through spot market purchases, which accounted for approximately 22% of the Company's 1993 coal requirements. The Company has the right, under the coal purchase contracts, to suspend the purchase of coal if alternative fuel sources become less expensive. The coal is fully washed and, as such, is low in ash (typically 7%) and high in BTU content (26 MMBTU's per ton). The annual average cost per ton of coal consumed at the Lovett Plant during each of the years ended December 31, 1989 through 1993 was $58.53, $58.40, $56.57, $55.95 and $55.25, respectively. This is equivalent to $2.26, $2.25, $2.18, $2.16 and $2.14, respectively, per MMBTU. During 1993 coal was the predominant fuel burned at the Lovett Plant, and the Company expects it to be the predominant fuel burned during 1994. In February 1994, the contract with Pittston was terminated by the Company because of Pittston's failure to meet the coal quality specification of its contract. Alternative supplies have been obtained and arrangements for longer term replacement coal are under review. Information regarding the coal supply contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Coal Supply Contracts" on page 34 of the 1993 Annual Report to Shareholders which material is incorporated by reference in this Form 10-K Annual Report.

     Oil - The Company does not anticipate purchasing any significant quantity of fuel oil for its Lovett Plant. Con Ed has undertaken the supply of #6 fuel oil (0.37% maximum sulfur content by weight) to the Bowline Point Plant, which is supplied under a contract between Con Ed and the Company. Pursuant to that contract, Con Ed has also undertaken to provide a backup oil supply for the Company's Lovett Plant under certain conditions. The Company believes that it will be able to secure sufficient oil supplies to meet the total requirements of #6 fuel oil for the calendar year 1994. The annual average cost per barrel of oil burned in the Company's generating plants during each of the years ended
December 31, 1989 through 1993 was $19.21, $23.73, $21.23, $20.43 and
$21.27, respectively.  This is equivalent to $3.09, $3.81, $3.40, $3.26 and $3.39, respectively, per MMBTU.

     Hydro - Water for the operation of the Company's Mongaup River Hydro Plants is controlled by the Company through the ownership of the necessary land in fee or through easements. In the case of the Grahamsville Plant, water is obtained under contract with the City of New York Board of Water Supply. This contract, which expires in 2005, entitles the Company to 8.1 Bcf of free water each year. Water in excess of 8.1 Bcf, which amounted to 9.0 Bcf during 1993, is billed at varying rates based on an average cost of all fuels used in power generation.

     Purchased Power - The Company's practice regarding purchased power is to supplement the Company's electric generation by purchasing both capacity and energy when needed to meet load and reserve requirements and also when such power is available at a price lower than the cost of production. Details regarding purchased power are contained under the captions "Generating Capacity and Purchased Power" and "Future Energy Supply and Demand" in this Item 1. In addition, information regarding the cost of electric energy is contained under the caption "Electric Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" on page 16 in the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Future Energy Supply and Demand. The Company continues to be committed to meeting customer energy needs by providing reliable energy service at the lowest prudent cost and in an environmentally sound manner. Through its Integrated Resource Plan the Company has responded to the changes that have occurred in the utility industry and has incorporated a significant number of conservation and demand reduction alternatives as well as purchased power from both utility and non-utility generators, into its energy strategy.

     The Demand Side Management ("DSM") program involves efforts to control electric peak demand and energy usage, and addresses the need to improve plant utilization by making customer demand more complementary over time to the available capacity. DSM programs are available to all market segments. Through December 31, 1993, DSM efforts have reduced the annual need for increased generating capacity and energy by 97.9 Mw and 173,104 Mwh, respectively, both through programs administered by the Company and by RECO as well as through contracts with outside consultants pursuant to the competitive bidding program. The New York State Public Service Commission ("NYPSC") has consistently authorized the recovery of

DSM costs, and in New Jersey, RECO's DSM costs are recoverable on a current basis. Additional information regarding the recovery of DSM costs, including the Company's achievement of certain DSM related goals and their impact on the 1993 results of operations, as well as the impact of certain events described under the caption "Events Affecting the Company" in this Item 1, is contained under the captions "Electric Operating Revenues and Sales" and "Rate Activities" in the "Review of the Company's Results of Operations and Financial Condition" on pages 15 and 19, respectively, of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

     The Company's Supply-Side Management program involves the acquisition of future increments of capacity and energy from both investor-owned utilities and from non-utility generators. The Company has entered into several agreements in this regard.

     In 1990, the Company entered into a power supply agreement ("Wallkill Agreement") with Wallkill Generating, L.P. ("Wallkill Generating"). The Wallkill Agreement was approved by the NJBRC in October 1991, and in July 1991 the Federal Energy Regulatory Commission ("FERC") approved the rates contained in the Wallkill Agreement. Pursuant to the agreement, Wallkill Generating, a limited partnership formed by PG&E/Bechtel Generating Company (now U.S. Generating Company), has contracted to construct and operate a gas-fired combined cycle generating facility in the Town of Wallkill, N.Y. and sell 95 Mw of capacity and associated energy to the Company. The original target date for commercial operation of this project as set forth in the Wallkill Agreement was April 1994. Wallkill Generating has reported that construction of the project will begin in the spring of 1994 and it will be available for commercial operation in late 1995.

     In 1990, the Company entered into a long-term power supply agreement ("State Line Agreement") with State Line Power Associates Limited Partnership ("State Line"). Under the terms of the State Line Agreement, State Line contracted to construct and operate a gas-fired combined cycle generating facility in the Borough of Ringwood, New Jersey and sell 100 Mw of capacity and associated energy to the Company. In July 1992, the State Line Agreement was terminated by the Company for, among others things, State Line's failure to make a required milestone payment pursuant to specified contract terms. On August 3, 1992, State Line filed suit against the Company in the United States District Court for the Southern District of New York claiming that the Company had wrongfully terminated the State Line Agreement. On January 7, 1994, State Line and the Company settled all litigation relating to the State Line Agreement. Information regarding the settlement of the State Line litigation is contained under
Item 3, "Legal Proceedings" of this Form 10-K Annual Report, as well as in the 1993 Annual Report to Shareholders in Note 12 of the Notes to Consolidated Financial Statements under the caption "Legal Proceedings" on page 34, which information is incorporated by reference in this Form 10-K Annual Report.

     In addition to the Wallkill Agreement, future increments of purchased capacity and energy have been contracted from investor owned utilities and the NYPA as previously described under the caption "Generating Capacity and Purchased Power" in this Item 1. In addition, the Company has contracted to purchase approximately 90 Mw of capacity and associated energy from various Public Utility Regulatory Policies Act ("PURPA") Qualifying Facilities. These contracts include a contract between the Company and Harriman Energy Partners, Ltd., ("Harriman Energy") a limited partnership, the general partner of which is Destec Holdings, Inc. (formerly PSE, Inc.). This contract provides for the construction of a project that upon commercial operation, which Harriman Energy has reported to be in late 1996, would provide the Company with approximately 57 Mw of capacity and associated energy for a period of 25 years. Although this contract has been approved by the NYPSC and the New Jersey Board of Regulatory Commissioners ("NJBRC"), the Company is seeking a NYPSC order that would revise the purchase price downward to reflect current costs of alternative supplies.

     Construction has not been commenced on either the Wallkill Generating or Harriman Energy projects and the Company cannot predict whether either of these projects will be constructed. If either or both of these projects are not constructed, other economic sources of capacity and energy should be available to the Company.

     Information regarding future payments under capacity purchase contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Power Purchase Agreements" on page 34 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Gas Operations

     The Company distributes purchased natural gas, supplemented at times of peak load by gas produced in its propane air gas plants.

     As of December 31, 1993, the gas distribution system included 1,685 miles of mains. The highest historical maximum daily gas send out of 200,396 Mcf occurred on January 19, 1994. Additional statistics regarding gas operations are contained under the caption "Operating Statistics - Gas" on page 39 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Supply, Transportation and Storage. On April 8, 1992, the FERC issued Order No. 636 which required significant changes to the structure of the natural gas industry. Specifically, gas pipeline companies, which previously had provided gas supply, transportation and gas storage services to local gas distribution companies such as the Company, were required to unbundle their services, and provide transportation services only.

     As a result of Order No. 636, the Company is responsible for the acquisition of gas supply directly from gas production companies and gas marketers. The Company was well-positioned to comply with the changes in the gas industry which resulted from Order No. 636 by virtue of its geographic location, high load factor and extensive gas procurement experience. Four major pipeline company facilities are located within the Company's service territory, and the gas supply into the territory is enhanced by an additional pipeline interconnection with a fifth Company. These interconnections provide the Company with access to interruptible spot market supply and the ability to pursue least-cost supply options to serve the Company's market area. In addition, the Company has been contracting for gas supply from producers and marketers for several years and has made extensive use of the gas spot market. As a result, the Company has negotiated a gas supply portfolio which is diverse as to supplier, pipeline and terms of contract.

     The Company has firm, long-term gas supply contracts with seven gas producers. Together these contracts account for all of the Company's base load gas requirements and include a contract with a Canadian producer which accounts for approximately 32% of supply requirements and expires in the year 2002. Contracts for the remaining 68% of the Company's required gas supply have been executed with six domestic producers and have expiration dates ranging between 1994 and 2004. All of the gas supply contracts contain options for renewal and certain of the agreements contain "re-opener" provisions which allow the Company to modify price and operating terms under certain conditions. This flexibility will insure the reliability of the Company's gas supply while allowing the Company to enhance its supply portfolio as market opportunities arise.

     In addition to its long-term contracted supply sources, the Company has made and will continue to make direct spot purchases from producers at competitive prices to lower its average gas cost and to secure increments of additional supply. During 1993, the Company made spot purchases of approximately 14.1 million Mcf of gas or 33% of the total gas supply.

     In addition to purchased gas, the Company manufactures gas at its propane air gas plants located in Middletown, Orangeburg and Suffern, New York which have a combined capacity of 30,600 Mcf per day of natural gas equivalent. This capacity, together with gas purchases under contracts between the Company and its suppliers, is expected to provide adequate peak day supplies to serve existing and projected new customers through the year 1998. Additional increments of new supply beyond this point are being negotiated.

     In addition to the gas supply contracts, the Company has provided for the transportation of gas through firm, long-term transportation agreements with four major pipeline companies: Tennessee Gas Pipeline Company ("Tennessee"), Columbia Gas Transmission Corporation ("Columbia"), Algonquin Gas Transmission Corporation ("Algonquin") and Texas Eastern Transmission Corporation ("Texas Eastern"). The earliest expiration date of any of these contracts is in the year 1999. The Company also has entered into interruptible transportation agreements with the same pipeline companies and has the ability to make use of the spot transportation market. All transportation contracts contain options for renewal.

     With regard to gas storage, the Company also has long-term gas storage contract arrangements with Tennessee, Columbia, Texas Eastern and Penn-York Energy Corporation ("Penn-York"). The Tennessee, Columbia and Texas Eastern agreements include a provision for the transportation of the gas held in storage by these companies, and separate agreements with Tennessee and Columbia provide for firm transportation services for gas held in storage by Penn-York. The earliest expiration date of any of these storage contracts is 1995 and all storage contracts contain options for renewal. During 1993 the Company elected to secure capacity in an innovative gas storage project operated by Avoca Natural Gas Storage. The storage facility, which uses leached-out caverns in underground salt beds to create a storage reservoir, is designed for fast withdrawal and refill capacity and will enhance the Company's ability to meet incremental peak day gas requirements.

     Columbia, which provides the Company with both transportation and gas storage services, filed for protection under Chapter 11 of the bankruptcy code during 1991. This action has not affected Columbia's ability to provide services under existing contracts while bankruptcy proceedings are in progress.

     As noted earlier, the Company's maximum daily send out of gas occurred during 1994 and amounted to 200,396 Mcf. This compares to the maximum daily gas delivery capacity of the Company's system of 225,227 Mcf which is available from the following sources: direct purchases - 117,978 Mcf; storage withdrawals - 76,649 Mcf; and Company manufactured gas - 30,600 Mcf.

     Additional information regarding gas supply and gas storage contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 33 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Transportation for Others. The Company, through the provisions of FERC Order No. 436 concerning the transportation of natural gas, provides gas transportation services for end users in the Company's service territory who elect to obtain their own direct gas supplies. During 1993, approximately 5.9 million Mcf of gas were transported for such end users.

     Take-or-Pay Surcharge Costs and FERC Order No. 636 Transition Costs. As a result of a 1987 FERC order, as well as other legal and regulatory actions since that time regarding the pass-through of certain "take-or-pay" costs by gas suppliers, the Company has deferred approximately $3.7 million of gas surcharges through December 31, 1993.

     In addition, certain costs incurred by the gas pipeline companies in complying with Order 636 have been approved by the FERC for allocation to distribution companies including the Company. It is currently estimated that the Company's obligation related to Order 636 transition costs will amount to $23 million. It is anticipated that transition costs incurred by the Company will be recoverable in gas rates to the extent such costs were prudently incurred.

     Information regarding take-or-pay charges and FERC Order 636 transition costs is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on pages 17 and 33, respectively, of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

Diversified Activities

     Both the Company and RECO have certain non-utility subsidiaries which engage in the following diversified, non-regulated business activities: gas marketing, radio broadcasting, real estate development and oil and gas production. The Company's Consolidated Financial Statements, which are incorporated in this Form 10-K Annual Report by reference to the Company's 1993 Annual Report to Shareholders, include the results of operations of all diversified activities. In addition, the diversified activities are considered to be a reportable business segment, due to the fact that the gross operating revenues of the non-regulated business activities, which are primarily attributable to the gas marketing activities, account for more than 10 percent of the Company's total consolidated gross revenue. The nature of the gas marketing business is such, however, that the net earnings realized from this activity, and from all non-regulated activities combined, are not considered to be material. In addition, neither the assets of the non-regulated businesses nor the continued operation of the non-regulated business lines are material to the operations of the Company. For these reasons, the disclosure related to the Company's diversified activities, as prescribed by Regulation S-K, has, with few exceptions, been omitted from other sections of this Form 10-K Annual Report.

     Capital contributions to the non-utility subsidiaries by the Company and RECO are borne by the shareholders. Any losses, profits, or tax savings from investments in non-utility subsidiaries accrue to the shareholders and are not included in the cost of service for ratemaking purposes. A description of the non-utility subsidiaries of the Company and RECO follows.

     Saddle River Holdings Corp. ("SRH").   SRH, a wholly owned subsidiary
of RECO, was established for the purpose of investing in non-utility business ventures and, through subsidiaries, is currently engaged in natural gas marketing and radio broadcasting. Gas marketing activities are conducted through a subsidiary, O&R Energy, Inc., which provides natural gas to industrial, commercial and institutional end users, gas distribution companies and electric generating facilities in 38 states. A subsidiary of O&R Energy, Inc., Millbrook Holdings, Inc., holds approximately twelve acres of non-utility real estate in Morris County, New Jersey. Broadcasting activities are conducted through Atlantic Morris Broadcasting, Inc., a subsidiary of SRH which owns radio stations WKTU
(FM) in Ocean City, New Jersey, WABT (FM) in Dundee, Illinois, WALL (AM) and WKOJ (FM) in Middletown, New York and WCSO (FM) and WLPZ (AM) in Portland, Maine.

     O&R Development, Inc. ("ORD").   ORD, a wholly owned subsidiary of
the Company, was established to promote industrial and corporate development within the Company's service territory by providing improved sites and buildings. ORD's activities are aimed at attracting new business and industry to the Company's service territory, which would spread fixed costs for electricity and gas over a wider customer base.

     ORD owns Interchange Commerce Center ("ICC Project"), a 300 acre tract of land in Orange County, New York. The ICC Project has governmental approvals for the development of 2.7 million square feet of light industrial, office, warehouse and retail space. Approximately 2,000 lineal feet of street and utilities have been installed, and two buildings totaling over 200,000 square feet have been completed and fully leased. Due to the current depressed condition of the real estate industry, further construction at the Orange County site has been suspended and emphasis is placed on marketing of available properties.

     Clove Development Corporation ("Clove"). Clove, a wholly owned subsidiary of the Company, holds approximately 5,500 acres of non-utility real estate, located primarily in the Mongaup Valley region of Sullivan County, New York. Historically, Clove's revenues have been derived primarily from the sale of timber and sand, property rentals and periodic sales of land which are not required for the Company's utility operations.

     Certain portions of Clove's property lend themselves to recreational development. Two small subdivisions have been developed and substantially sold off. A third development, Lakeside Forest at Swinging Bridge, is actively being marketed, with eight lots having been sold through 1993.

     O&R Energy Development, Inc. ("ORED"). ORED, a wholly owned subsidiary of the Company, is engaged in oil and gas production. Production activities are carried on through ownership interests in producing wells in Texas, Mississippi, Ohio and Pennsylvania. At December 31, 1993, ORED's net investment in producing properties was $558,000.

     Additional information regarding the non-utility subsidiaries of the Company and of RECO is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Diversified Activities", and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Principles of Consolidation" and Note 13 - "Segments of Business", on pages 18, 25 and 36 respectively, of the 1993 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Construction Program and Financing

     Construction Program. The construction expenditures, excluding allowance for funds used during construction ("AFDC"), of the Company and its utility subsidiaries for the period 1994 through 1998 are presently estimated at approximately $377.2 million, as set forth in the table below. The Company's construction program is under continuous review and the estimated construction expenditures are, therefore, subject to periodic revision to reflect, among other things, changes in energy demands, economic conditions, environmental regulations, construction delays, the level of internally generated funds and other modifications to the construction program.

               Forecasted Construction Expenditures (000's)

                                  1994      1995      1996      1997      1998

Electric Production             $18,675   $24,240   $20,980   $20,230   $24,740
Electric Transmission
  and Substation                 12,085    12,400    14,545     8,605     6,845
Electric Distribution            20,050    21,535    21,825    21,965    23,695
Gas Plant                        14,455    14,050    14,735    16,345    12,655
General Plant                     6,060     6,860     6,075     6,150     7,385
   Total Construction           $71,325   $79,085   $78,160   $73,295   $75,320


     The Company's forecasted construction expenditures for the five year period 1994 through 1998 consist primarily of routine production, transmission and distribution projects for capital replacements or system betterments and do not include any additions to generating capacity. The 1994, 1995 and 1996 forecasts do, however, contain forecasted environmental protection expenditures of $8.2 million, $12.0 million and $6.0 million, respectively, which will be required in order to comply with regulations regarding reductions in nitrogen oxide emissions resulting from the Clean Air Act Amendments of 1990.

     Information regarding the Company's construction program is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and under the caption "Construction Program" in Note 12 of the Notes to Consolidated Financial Statements on pages 18 and 33, respectively, of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Financing. The Company has historically used short-term borrowings in the form of commercial paper to finance construction expenditures when such expenditures exceeded internally generated funds and to finance short-term working capital requirements. Short-term borrowings undertaken for construction expenditures are periodically repaid with the proceeds of long-term debt and equity offerings.

     At December 31, 1993, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $59 million. Commercial paper borrowings, which are supported by such credit lines, amounted to $45.0 million at year end. Additional information regarding the Company's short-term debt position is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 8 of the Notes to Consolidated Financial Statements - "Cash and Short-Term Debt" on pages 18 and 30, respectively, of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     The external financing activities of the Company and its utility subsidiaries during 1993 were limited to refinancing of certain series of first mortgage bonds by the Company and RECO. During the first quarter of 1993, the Company sold, at face value, $20 million of 6.14% Debentures due

2000 (Series C) and $35 million of 6.56% Debentures due 2003 (Series D), (together the "Debentures"). The net proceeds to the Company from the sale of the Debentures, together with cash provided by the Company were used to refund, on April 3, 1993, an aggregate of $58 million principal amount of the Company's First Mortgage Bonds outstanding. The principal amount and series of First Mortgage Bonds refunded were: $21 million of 7 1/2% Bonds, Series K due 2001; $12 million of 8% Bonds, Series L due 2001 and $25 million of 8 1/8% Bonds, Series M due 2003.

     In addition, on March 10, 1993, RECO sold $20 million of First Mortgage 6% Bonds, Series I due 2000 ("Series I Bonds"). The Series I Bonds were sold at a discount to yield 6.11% to the public. The net proceeds to RECO from the sale of the Series I Bonds were used to pay the principal and redemption premium on an aggregate of $16,017,000 of RECO's First Mortgage Bonds outstanding and for other corporate purposes. The principal amount and series of First Mortgage Bonds which were refunded on March 27, 1993 were: $5,000,000 of 9 1/8% Bonds, Series D due 2000;
$6,000,000 of 7 7/8% Bonds, Series E due 2001; $3,680,000 of 8.95% Bonds,
Series F due 2004 and $1,337,000 of 10% Bonds, Series G due 1997.

     It is currently expected that the Company's capital requirements will be met primarily with funds from operations. The Company does, however, anticipate that it may issue debentures during 1995, the amount, timing and terms of which would be determined by market conditions at the time of issuance. The proceeds of such debt issuance would be used to refinance the Company's First Mortgage Bonds, Series H, which mature during 1995 and to reduce short term debt.

     With regard to equity issues, from mid 1988 through the end of 1992 the common stock requirements under the Company's Dividend Reinvestment and Stock Purchase Plan ("DRP") and Employee Stock Purchase and Dividend Reinvestment Plan ("ESPP") were satisfied with original issue shares which provided approximately $28.6 million of equity capital. Effective January 1, 1993, common shares acquired under the DRP and ESPP have been purchased on the open market. The Company, however, retains the option of satisfying plan requirements with original issue shares, has registered common stock available for that purpose and is currently evaluating a return to the original issue option.

     Additional information regarding the Company's financing activities is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 7 of the Notes to Consolidated Financial Statements - "Long-Term Debt" on pages 18 and 29, respectively, of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     The non-utility subsidiaries of the Company and RECO also maintain certain lines of credit and undertake long and short-term borrowings or make investments from time to time. The non-utility long-term notes outstanding are borrowings made pursuant to several loan arrangements.
At December 31, 1993, SRH and its subsidiaries had outstanding loans aggregating $2.9 million, the proceeds of which were used to make investments in broadcasting properties, and ORD had an intermediate term mortgage outstanding which amounted to $5.4 million. In addition, a subsidiary of SRH had an available line of credit and standby letters of credit which together amounted to $15 million under which there were $1.2 million of borrowings at December 31, 1993. Non-utility temporary cash investments amounted to $1,440,000 at December 31, 1993.

     For a description of the non-utility subsidiaries of the Company and of RECO, see "Diversified Activities" in Item 1 of this Form 10-K Annual Report.

     Information regarding certain financial statistics of the Company is contained under the caption "Financial Statistics" on page 40 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Credit Ratings. The current ratings of the Company's principal securities and its commercial paper are as follows:

                                                     Duff and
                                                      Phelps
                            Moody's     Standard      Credit      Fitch
                           Investors    & Poor's      Rating    Investors
                          Service,Inc.  Corporation  Company   Service,Inc.
   First Mortgage Bonds      A2             A+         A+          AA-
   Unsecured Debt            A3             A+         A           AA-
   Preferred Stock           a2             A          A-          AA-
   Commercial Paper          P-1            A-1        D-1         F-1+

     The Company's credit ratings are not fixed, but rather are subject to periodic revision or withdrawal by the particular rating agency, and each rating should be evaluated independently of any other rating. The ratings assigned to the Company's securities by the rating agencies are not a recommendation to buy, sell or hold the Company's securities, but rather are assessments of the respective credit-worthiness of the Company's various securities by the rating agencies. The Company's bonds have a high credit rating, its preferred stock has a medium credit rating and its commercial paper has a high credit rating.

Regulatory Matters

     State Regulation. The Company and its utility subsidiaries are subject to the jurisdiction of state commissions in their respective states of incorporation. The state commissions have the authority to regulate, among other things, rates, services, the issuance of securities and accounting and depreciation procedures. The Company is subject to the jurisdiction of the NYPSC, which covers approximately 77% of consolidated energy sales. RECO is subject to the jurisdiction of the NJBRC, which covers approximately 21% of consolidated energy sales. Pike is subject to the jurisdiction of the Pennsylvania Public Utility Commission (the "PAPUC") which covers approximately 1% of consolidated energy sales.
Sales for resale, which are subject to regulation by the FERC, account for the remaining 1% of consolidated energy sales.

     Federal Regulation. The Company, pursuant to an order of the Securities and Exchange Commission, has been exempted from all of the provisions of the Public Utility Holding Company Act of 1935, except
Section 9(a)(2) thereof relating to the acquisition of securities of other public utility companies.

      The Company and its utility subsidiaries are subject to the jurisdiction of the FERC as "public utilities". This regulation primarily relates to sales and exchanges of electricity for resale, certain transportation, sales and exchanges of natural gas under the Natural Gas Act, Company sales to its utility subsidiaries and certain other matters including accounting, recordkeeping and reporting.

     Other Regulation. The Company and its utility subsidiaries are also subject to regulation by various other Federal, state, county and local agencies under numerous regulations dealing with, among other things, environmental matters, energy conservation, long-range planning, fuel use, plant siting and gas pricing.

     Current Rate Activities. Information regarding the current rate filings of the Company and its utility subsidiaries, including the impact which the recent events affecting the Company, which are described under the caption "Events Affecting the Company" in this Item 1, had on the rate proceedings of the Company and its utility subsidiaries, is contained under the caption "Rate Activities" in the "Review of the Company's Results of Operations and Financial Condition" on page 19 of the 1993 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as well as in Item 3, "Legal Proceedings" of this Form 10-K Annual Report. Information regarding NYPSC proceedings dealing with certain "take-or-pay" gas contract costs is also contained under Item 3, "Legal Proceedings" of this Form 10-K Annual Report, and in the 1993 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Gas Energy Costs" beginning on page 17 and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 33, which information is incorporated by reference in this Form 10-K Annual Report.

     Rate Relief. During the past five years, the Company and its utility subsidiaries have sought rate relief to cover the impact of increased costs. The amounts of rate relief approved by the NYPSC, NJBRC and PAPUC are set forth in the following table.

                             Historical Rate Relief
                                  1989 - 1993

                                     Annual Amount     Overall Rate  Return on
Class of                                 ($000's)        of Return     Equity
Service           Effective Date  Requested   Granted   Granted (%)  Granted (%)

No Activity            1989           -           -          -            -

Electric - N.Y.      01/01/90        (a)        6,800        -            -
Gas - Pa.            06/16/90         100          55       (b)          (b)
Electric - Pa.       10/01/90         210         105       (b)          (b)
Gas - N.Y.           12/01/90        (c)        2,500       (c)          (c)

Electric - N.Y.      01/01/91      22,483      10,450       (d)          (d)
Gas - N.Y.           12/29/91       3,570         554      9.42         10.3

Electric - N.J.      01/24/92      12,863       5,100     10.17         12.0
Electric - N.Y.      05/01/92          (e)      7,417        (e)          (e)
Gas - N.Y.           12/15/92       7,962       3,776        (f)          (f)

Electric - N.J.      01/01/93         (g)       1,685        (g)          (g)
Electric - N.Y.      05/08/93         (h)      11,308        (h)          (h)
Electric - Pa.       06/11/93         498         270        (i)          (i)
Gas - Pa.            06/25/93          36          12        (i)          (i)


     (a) Recovery of DSM costs pursuant to a cost recovery mechanism, Least Cost Annual Power Supply ("LCAPS"), as approved by the NYPSC. Beginning in January 1991, DSM cost recovery is accomplished through the RDM procedures as approved by the NYPSC in Case 89-E-175.

     (b) No redetermination of the rate of return on common equity was made under a stipulated agreement. The implied return on common equity is 12.50%, and the implied overall rate of return is 10.33%.

     (c) A third stage filing made pursuant to the NYPSC Order in the Company's 1988 gas base rate case provided for the recovery of wages, employee welfare expenses, property taxes, inflation on non-fuel operation and maintenance expenses and gas rate base additions.

     (d) The Company was provided with an opportunity to earn a return on common equity of 12.51% through the achievement of incentives related to certain DSM and customer service goals.

     (e) The first post rate year filing made in accordance with the NYPSC Order in the Company's 1989 electric base rate case provided for the recovery of inflation on non-fuel operation and maintenance expenses, rate base additions and cost of capital. In addition, the Company was permitted to recover a net under collection resulting from the reconciliation of revenue and expenses as provided in the 1989 Order.

     (f) The Company was provided with an opportunity to earn a return on common equity of 12.15% through the achievement of incentives related to its main replacement program, gas efficiency programs and gas marketing programs.

     (g) Rate increase as ordered by the NJBRC to reflect the effect of revised legislation regarding gross receipts and franchise taxes. Rate recovery with interest is permitted over a ten year period.

     (h) The second post rate year filing made in accordance with the NYPSC Order in the Company's 1989 electric base rate case provided for the recovery of inflation on non-fuel operation and maintenance expenses, rate base additions and cost of capital. In addition, the Company was permitted to recover a net under collection resulting from the reconciliation of revenue and expenses as provided in the 1989 Order.

     (i) No redetermination of the rate of return on common equity was made under a stipulated agreement. The implied return on common equity is 12.00%, and the implied overall rate of return is 9.98%.

     Information regarding possible rate impacts of certain events described under the caption "Events Affecting the Company" in this Item 1 is contained in
Item 3, "Legal Proceedings", of this Form 10-K Annual Report.

Utility Industry Risk Factors

     The electric and gas utility industry is exposed to risks relating to increases in fuel costs, numerous regulatory and environmental restrictions, delays in obtaining adequate rate relief, increases in the costs of construction and construction delays, the effects of energy conservation, the effect of weather-related sales and revenue fluctuations and meeting the growth of energy sales.

     The Company and its utility subsidiaries are, to some extent, experiencing all of these challenges. However, the impact on the Company and its utility subsidiaries has been less than for the utility industry in general, principally due to the Company's relatively low construction expenditures, low external financing requirements, and, in particular, due to rate procedures in effect for the Company's New York electric and gas operations. Under an electric rate mechanism, the Revenue Decoupling Mechanism ("RDM"), the cost of conservation programs is recoverable on a current basis and, because of the decoupling of sales volume fluctuations from revenues, any decrease in earnings which would otherwise result from customer conservation is also recoverable. This decoupling of sales level fluctuations from revenue, although reconciled in subsequent periods, also mitigates the risk of loss of earnings due to abnormal weather conditions. In addition, the NYPSC has approved certain incentives in the form of an increased return on equity based on the achievement of goals related to the Company's DSM programs. Capacity costs associated with purchased power are recoverable under the RDM. Pursuant to an Order of the NYPSC dated October 4, 1993, the RDM has been extended until June 30, 1994. Information regarding such October 4, 1993 Order and its effect is contained in Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

Under the provisions of the gas rate settlement agreement which was approved by the NYPSC on September 30, 1992, the Company's New York gas revenue became subject to a weather adjustment clause which, as in the case of New York electric revenue, mitigates the effect of variations in weather conditions on gas revenue and earnings.

     With regard to future power supply, the Company will utilize competitive bidding to mitigate the risks associated with the Company's purchase of both electric energy and capacity, particularly with regard to prudency determinations and cost recovery. Additional information concerning the DSM program, the RDM rate procedure and the gas weather adjustment clause is contained under the captions "Electric Operating Revenues and Sales", "Gas Operating Revenues and Sales" and "Rate Activities" in the "Review of the Company's Results of Operations and Financial Condition" on pages 15, 17 and 19, respectively, of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the caption "Future Energy Supply and Demand" in this Item 1.

     The problems associated with nuclear energy have not affected the Company as it has no operating nuclear plants nor any under construction, and has no plans for future participation in nuclear projects. For further information on the recovery by the Company of its investment in the cancelled Sterling Nuclear Project, see Note 3 of the Notes to Consolidated Financial Statements - "Sterling Nuclear Project" on page 27 of the 1993 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Competition

     There are competitive factors present in the electric and gas industry which affect utility companies in varying degrees. Among these are the use by interruptible or dual-fuel customers of lower priced alternative fuels; the establishment of municipal distribution agencies; the ability of gas producers to sell gas directly to end users, usually through an independent gas marketer; the presence of cogenerating systems, small power producers and independent power producers; and the increasing interest in, and research on, the development of energy sources other than those now in use.

     In recent years, changing laws and governmental regulation, combined with a growing interest in self-generation and an increase in nonregulated energy suppliers has served to intensify the level of competition experienced by regulated utilities. The National Energy Policy Act of 1992 ("Energy Policy Act") is expected to bring major changes to the electric utility industry, including increased competition from a new category of wholesale electric generators which are exempt from the Public Utility Holding Company Act of 1935. The Energy Policy Act also empowers the FERC to require utilities, under certain circumstances, to provide open access to electric wholesalers for use of the utility's transmission systems. With regard to the natural gas industry, FERC Order 636 will increase competition by assuring that equitable access to interstate pipeline capacity is provided to local distribution companies and end-users.

     The Company recognizes the changes in the regulated utility environment and is committed to remain competitive in its core business. The Company's five year strategic plan has put forth as a corporate objective the achievement of a competitive edge by providing the most economical and effective energy service to customers. Such competitive factors are not expected to have a material effect on either the Company or its utility subsidiaries for the foreseeable future.

Marketing

     The primary focus of the Company's marketing efforts is the efficient use of energy by the Company's residential, commercial and industrial customers. Existing programs being marketed include all state approved DSM programs, as well as all other energy conservation programs.

     With regard to economic development incentive mechanisms, the Company's marketing program promotes the NYPSC approved competitive gas pricing rates which are aimed at maintaining duel fuel and interruptible gas customers. In New Jersey, marketing efforts include promotion of the NJBRC Job Development Rates which offer discounts to customers who expand their operations or who locate to vacant buildings in the RECO service territory.

Environmental Matters

     The Company is subject to regulation by Federal, state, county and, to some extent, local authorities with respect to the environmental effects of its operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. In connection with such regulation, various permits are required with respect to the Company's facilities. Generally, the principal environmental areas and requirements to which the Company is subject are as follows:

     Water Quality. The Company is required to comply with Federal and State water quality statutes and regulations, including the Federal Clean Water Act ("Clean Water Act"). The Clean Water Act requires that Company generating stations be in compliance with state issued State Pollutant Discharge Elimination System Permits ("SPDES Permits"), which prescribe applicable conditions to protect water quality. On May 18, 1992, the Company applied to the State of New York Department of Environmental Conservation (the "NYDEC") for the renewal of its SPDES Permit for the Lovett Coal Ash Management Facility. The existing permit expired on December 1, 1992, but remains in effect until issuance of a new permit. The Company also has a SPDES Permit, effective October 1, 1991 for its Lovett generating station. Additional information concerning the Lovett SPDES Permit is contained in Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

     The Bowline Point generating station currently operates under a SPDES permit which expired on October 1, 1992. This permit remains in effect since a permit renewal application was filed on April 3, 1992, which was within the statutory deadline for renewal application. The Company is now proceeding with the State Environmental Quality Review Act process as part of the permit renewal procedure.

     The Company entered into a settlement with the United States Environmental Protection Agency (the "EPA") and others that relieved the Company for at least 10 years from a regulatory agency requirement that, in effect, would have required that cooling towers be installed at the Bowline Point generating station. In return, the Company agreed to certain plant modifications, operating restrictions and other measures. This settlement expired in May 1991. On May 15, 1991, the Company and others entered into an Interim Agreement with the NYDEC to continue specific operating conditions and other measures for a period from May 15, 1991 to September 30, 1992. Several intervenors to the original settlement filed a civil action challenging the Interim Agreement's legality. On March 23, 1992, the parties to the Interim Agreement and intervenors signed a Consent Order terminating litigation and agreeing to certain operating limitations and biological monitoring requirements. The Consent Order was due to expire on September 1, 1993. On August 5, 1993, the parties executed the First Amended Consent Order which extends the agreement through September 1, 1994.

     Air Quality. Under the Federal Clean Air Act, the EPA has promulgated national primary and secondary air quality standards for certain pollutants, including sulfur oxides, particulate matter and nitrogen oxides. The NYDEC has adopted, and the EPA has approved, the New York State Implementation Plan ("SIP") for the attainment, maintenance and enforcement of these standards. In order to comply with the SIP, the Company burns #6 fuel oil at its Lovett and Bowline Point generating stations with a 0.37% maximum sulfur content by weight.

     Pursuant to the SIP, the Company is governed by the following limitations when it is burning coal at Lovett Units 4 and 5: if one unit is burning, the Company may emit sulfur dioxide at a rate not to exceed
1.5 lb/MMBTU, and if two units are burning, the Company may emit sulfur dioxide at a rate not to exceed 1.0 lb/MMBTU per unit.

     The NYDEC has proposed to revise the SIP to meet ozone attainment standards and to provide a mechanism for Title V emissions fee billing. Under the proposed fee revision, beginning in 1994, Title V sources which include the Company's Lovett Plant and Bowline Point Plant will be required to pay an emission fee based upon actual air emissions reported to NYDEC at a rate of approximately $25 per ton of air emissions. The effect of the proposed revision, based on 1992 emissions would have been approximately $450,000.

     The Clean Air Act Amendments of 1990, which became law on
November 15, 1990, could restrict the Company's ability to meet increased electric energy demand after the year 2000 or could substantially increase the cost to meet such demand. Regulations pertaining to nitrogen oxide reduction and continuous emissions monitoring systems will require increased capital expenditures totaling approximately $26.2 million during 1994 through 1996 as follows: $8.2 million in 1994, $12.0 million in 1995 and $6.0 million in 1996. The Company will continue to assess the impact of the Clean Air Act Amendments of 1990 on its power generating operations as additional regulations implementing these Amendments are promulgated.

     The NYPSC has commenced a proceeding to consider the implications of compliance with the Clean Air Act Amendments of 1990 by electric utilities in New York State.

     Toxic Substances and Hazardous Wastes. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("Superfund"), provides that both the owners and operators of facilities where releases of hazardous substances into the environment have occurred or are imminent, and the generators and transporters of hazardous substances disposed of at the facilities, are, regardless of fault, jointly and severally liable for all response, removal and remedial action costs and also for damages to natural resources.

     As part of its operations, the Company generates materials which are deemed to be hazardous substances under Superfund. These materials include asbestos and dielectric fluids containing polychlorinated biphenyls ("PCB's"), both of which are disposed of at licensed, off-site locations not owned by the Company. Other hazardous substances may be generated in the course of the Company's operations or may be present at Company-owned locations.

     The Company has from time to time, received process or notice of claims under Superfund or similar state statutes relating to sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, by a large number of other potentially responsible parties) were disposed of. Similar claims may be asserted from time to time hereafter, involving additional sites. Typically, many months, and sometimes years, are required to fully determine the probable magnitude of the cleanup costs for a site, the extent, if any, of the Company's responsibility, the number and responsibility of other parties involved, the financial ability of the other parties to pay their proportionate share of any costs, and the probable ultimate liability exposure, if any, of the Company. This process is still under way at most of the sites of which the Company has notice, and the costs at some of these sites may be substantial. However, based on the information and relevant circumstances known to the Company at this time, the Company's share of these costs is not expected to be material.

     Information concerning certain Superfund claims involving the Company is included in Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

     Environmental Expenditures. The Company estimates that expenditures attributable, in whole or in substantial part, to environmental considerations totaled $13.7 million in 1993.

     Compliance with Federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not anticipated to have a material financial impact on the Company.

     The Company's projected environmental expenditures are under continuous review and are revised periodically to reflect changes in environmental regulations, inflation, technology and other factors which are beyond the control of the Company. Although the Company is unable to predict the ultimate impact of environmental regulations on existing or proposed facilities or on the operations of the Company, the Company believes that its expenditures for compliance with environmental regulations will be given appropriate rate treatment by the respective regulatory commissions.

     Information concerning environmental issues and their potential effect on the Company's operations is included in Note 12 of the Notes to Consolidated Financial Statements under the captions "Construction Program" and "Environmental" on pages 33 and 35 of the 1993 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as well as in Item 3 "Legal Proceedings" of this Form 10-K Annual Report.

Research and Development

     The Company supports research and development agencies involved in utility research, provides funds for joint utility research projects and conducts its own internal program. Research and development expenditures amounted to approximately $5.0 million in 1993, $3.7 million in 1992, and $3.4 million in 1991.

     The Company provides support to national agencies such as the Electric Power Research Institute and the Gas Research Institute. At the state level, the Company supports the Empire State Electric Energy Research Corporation, the New York State Energy Research and Development Authority and the New York Gas Group Research, Development and
Demonstration Committee.

     Generally, the Company's internal research and development program concentrates on projects which uphold the corporate goal of providing safe and reliable electric and gas service to customers at a minimum price and in an environmentally acceptable manner. The program includes projects which seek improvement of generation and distribution systems, mitigation of environmental impacts of electric power generation, and advancement in customer utilization and conservation. Current projects include a demonstration of a process to beneficiate coal combustion fly ash for use in the construction industry, the development of a new technique for locating faults in underground cables, and the development of a methodology for measuring the impact of commercial and industrial demand-side management programs.

Franchises

     The Company's municipal consents or franchises, together with its corporate or charter powers, give it the right to carry on its operations in the territory served. The municipal consents or franchises held by the Company are not exclusive. In certain municipalities, the area served by the Company is limited either by the terms of the consents or franchises or by order of the NYPSC. Under the present provisions of the Public Service Law of the State of New York, no other private corporation can commence public utility operations in any part of the territory now served by the Company without obtaining a certificate of public convenience and necessity from the NYPSC. Such certificate would not be required with respect to a municipality furnishing electric or gas service under the provisions of the General Municipal Law of the State of New York. Municipal corporations, upon compliance with the provisions of the General Municipal Law, are authorized to acquire the public utility service of any public utility company by purchase or by condemnation.

     The municipal consents or franchises of the Company are not uniform and contain, in certain instances, provisions relating to, among other things, the time of commencing operations, the furnishing of service to the particular municipality, the approval by the municipal authorities of the location and construction of distribution facilities, indemnification of the municipality against liabilities and damages in consequence of construction, and administrative matters. Such provisions are not considered by the Company to be unduly burdensome.

     In connection with the construction and maintenance of its electric transmission lines, the Company has specific franchises for transmission lines constructed outside its electric service territory and is authorized under its general consents or franchises to construct and maintain its transmission lines where constructed in its electric service territory. The Company's gas franchises authorize the construction and maintenance of its gas mains.

Employee Relations

     At December 31, 1993, the Company had 1,721 employees of whom 27 were part-time employees. The current contract with Local 503 of the International Brotherhood of Electrical Workers ("IBEW") representing 977 production, maintenance, commercial and service employees of the Company became effective June 1, 1991 and expires June 1, 1994. This contract does not include supervisory employees.

     The Company's utility subsidiaries, RECO and Pike, have no employees other than officers. All services are performed for the utility subsidiaries by employees of the Company pursuant to Joint Operating Agreements approved by the NJBRC and the PAPUC, through which the Company is reimbursed for these services. Several employees of the Company provide managerial and clerical services for the non-utility subsidiaries of the Company and of RECO, the cost of which are either paid directly by the subsidiaries or are reimbursed to the Company through periodic billings. In addition, the non-utility subsidiaries, at December 31, 1993, had 147 full-time and 51 part-time employees, none of whom were participants in the Company's various employee benefit plans or were covered by the Company's contract with the IBEW.

Item 2.  Properties

     The Company's property consists primarily of electric generation, transmission and distribution facilities and gas distribution facilities. These properties are required for the continued operation of the Company's major business segments. In addition, the Company maintains certain miscellaneous utility and non-utility property. The Company's facilities are in satisfactory condition, are suitable for the particular purpose for which they were acquired, and are adequate for the Company's present operations.

     Electric Generating Facilities. The Company's generating plants, all of which are located in New York State, are as follows:

                                                Maximum
                                                Summer      Percent    Net Mwh
                                                Net Mw      of Total   Generated
Plant Name         Units       Energy Source   Capacity     Capacity   in 1993
Swinging Bridge,     8
 Mongaup & Rio                 Hydroelectric      25.8         2.5%      60,437
Grahamsville         1         Hydroelectric      18.0         1.8      103,941
Hillburn             1         Jet Fuel/Gas       37.0         3.6        2,509
Shoemaker            1         Jet Fuel/Gas       37.0         3.6        5,048
Lovett               5         Coal/Oil/Gas      501.7        49.2    1,869,967
Bowline Point        2         Oil/Gas           400.6(1)     39.3      850,930
                                               1,020.1       100.0%   2,892,832


     (1) Company's share of maximum summer net megawatt capability.

     Electric Transmission and Distribution Facilities. The Company owns, in whole or in part, and operates 512 miles of transmission lines, 67 substations, 67,683 in-service line transformers and 4,891 miles of distribution lines. The electric transmission and distribution facilities of the Company and its utility subsidiaries are located within the Company's New York, New Jersey and Pennsylvania service territory, which is described under the caption "Principal Business" in Item 1 of this Form 10-K. The Bowline Substation and the related transmission facilities are jointly owned by the Company and Con Ed and are operated by the Company. The Ramapo Substation and certain related transmission facilities consist of property which is either owned by the Company, owned by Con Ed or jointly owned by the Company and Con Ed and which is operated and maintained by the Company.

     Gas Facilities. The Company owns and operates three propane air gas plants at Middletown, Orangeburg and Suffern, New York and its gas distribution system, which is located within its gas franchise territory in New York and Pennsylvania, includes 1,685 miles of mains.

     Miscellaneous Properties. The Company owns office buildings and operating facilities in Middletown, Spring Valley, Blooming Grove and West Nyack, New York, and other structures at different locations within the Company's service territory which are used as offices, service buildings, store houses and garages. The Company leases its corporate headquarters in Pearl River, New York, as well as office space at other locations. In addition, the Company has lease agreements covering certain of its data processing equipment, office equipment and vehicle fleet.

     Character of Ownership. The Company's electric and gas plants and its major electric substations are located on land owned by the Company in fee, except for the Grahamsville Plant and the Bowline Point Plant. The greater portion of the Grahamsville Plant is located on land leased from the City of New York and the Bowline Point Plant is located on land in which the Company has a one-third undivided interest, with the remainder being owned by Con Ed. Water power and flowage rights for the operation of its Mongaup River Hydro Plants are controlled by the Company either through ownership of the necessary land in fee or through easements which are, in practically all cases, perpetual. In the case of the Grahamsville Plant, however, water is obtained under contract with the City of New York.

     Electric transmission facilities of the Company and its utility subsidiaries (including substations) are, with minor exceptions, located on land owned in fee or occupied pursuant to perpetual easements. Electric distribution lines and gas mains are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, agreement or license, express or implied through use by the Company or its utility subsidiaries without objection by the owners. In the case of distribution lines, the Company owns approximately 60% of the poles upon which its wires are installed and has a joint right of use in the remaining poles on which its wires are installed, which poles are owned, in most cases, by telephone companies.

     The Company's electric and gas plants are owned by the Company except for the gas turbines at Hillburn and Shoemaker which are leased and the Bowline Point Plant which is jointly owned with Con Ed and operated by the Company.

     Substantially all of the utility plant and other physical property owned by the Company and its utility subsidiaries are subject to the liens of the respective indentures securing the first mortgage bonds of the Company and its utility subsidiaries.

     Investments in securities of the utility subsidiaries costing $11.8 million which have been eliminated from the Consolidated Balance Sheet are pledged under the Company's First Mortgage Indenture, as amended and supplemented.

Item 3. Legal Proceedings

     Investigation and Related Litigation:

     On August 16, 1993, Linda Winikow, then a Vice President of the Company, was arrested by the Rockland County (New York) District Attorney (the "District Attorney") and charged with grand larceny, commercial bribery and making campaign contributions under a false name. In essence, the District Attorney alleged that Ms. Winikow (1) had been coercing or inducing certain vendors of goods or services to the Company to make contributions to political candidates or causes, while arranging for some of those contributions to be, in effect, reimbursed by means of false or inflated invoices paid by the Company, and (2) had used advertising contracts to try to influence news reports about the Company. Two other former employees who reported to Ms. Winikow were charged with grand larceny. Ms. Winikow was immediately placed on leave of absence by the Company. The District Attorney also announced that he would commence an investigation of the Company and the Company announced that it would undertake its own investigation into the matters cited by the District Attorney. On August 26, 1993, the Board of Directors terminated Ms. Winikow's employment. On the same day, the Company filed Orange and Rockland Utilities, Inc. v. Winikow in the United States District Court, Southern District of New York, against Ms. Winikow, three other former Company employees and two vendors. In its suit, filed under the Federal Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Company alleges that the defendants had engaged in a conspiracy to divert monies from the Company through the submission of false and fraudulent invoices totaling approximately $155,000 in order to pay personal expenses of and/or to provide personal services to the defendants. In addition, the Company alleges that the defendants made various contributions to political candidates consisting of money and services diverted from the Company. Accordingly, the Company seeks treble damages as called for by the RICO statute, punitive damages, attorney's fees, interest and court costs.

     On October 5, 1993, the independent Directors determined to terminate for cause the employment of James F. Smith as Chief Executive Officer of the Company and to remove him as Chairman of the Board. On October 7, 1993, notice of such termination was delivered to Mr. Smith and he was suspended from all duties effective immediately. On the same day, the Board of Directors appointed Victor J. Blanchet, Jr. to serve as Acting Chief Executive Officer. Mr. Smith had certain rights under his employment agreement with the Company to take corrective action with respect to his termination for cause which lapsed, without such action being taken, on December 6, 1993. Mr. Smith also has the right to contest his termination for cause in an arbitration proceeding.

     On February 7, 1994, the Company commenced Orange and Rockland Utilities, Inc. v. James F. Smith, in New York State Supreme Court by the filing of a Summons with Notice. The Summons put Mr. Smith on notice of claims for breach of his fiduciary duties of loyalty and care, waste, conversion, fraud, and unjust enrichment based on allegations that Mr. Smith misused Company assets and personnel and misappropriated Company funds for his own benefit or for other improper purposes, and failed to maintain proper management controls or to properly supervise corporate affairs and subordinate employees. The Company seeks an accounting by Mr. Smith of certain Company funds and property, restitution of all amounts misappropriated, misused, or unaccounted for, forfeiture of compensation paid or awarded by the Company to Mr. Smith during the period in which breaches of fiduciary duties occurred, and compensatory and punitive damages. The Company seeks recovery in an amount not less than $5,000,000. On February 25, 1994, Mr. Smith served a Notice of Appearance upon the Company, which required the Company to file a complaint in the action no later than March 17, 1994.

     The Company served a complaint in this action on March 16, 1994. Unless otherwise extended, Mr. Smith's answer will be due 20 days after the complaint was served. The complaint alleges, among-other-things, that (i) Mr. Smith intentionally misappropriated and converted Company funds, assets and services to his own use by causing the Company to pay, through the submission of false and inaccurate expense reports, for personal expenses associated with his travel, entertainment, purchases of merchandise, use of Company vendors and use of the Company's conference center facilities; (ii) Mr. Smith engaged in a pattern of excessive and extravagant expenditures of Company funds in connection with purported business travel, entertainment and Company-sponsored events that had no legitimate business purpose or conferred little or no benefit to the Company's business, and constituted waste of corporate assets; and (iii) Mr. Smith failed to institute and maintain adequate internal controls, and knowingly permitted, induced and authorized the personal use of Company funds, assets and services by other Company officers.

     On October 6, 1993, Ms. Winikow pleaded guilty in the Supreme Court of the State of New York, County of Rockland, to grand larceny (a class D felony), commercial bribery (a class A misdemeanor), and making a campaign contribution under a false name (an unclassified misdemeanor) and, on November 10, 1993, the two former employees pleaded guilty to grand larceny (a class D felony). In pleading guilty to the felony count, Ms. Winikow stated she had been acting on behalf of the Company. The presiding judge informed Ms. Winikow that her sentence would be based on her assistance to the prosecution in its investigation. Ms. Winikow's sentencing on these pleas is currently scheduled for April 7, 1994.

     On March 22, 1994, a Rockland County Grand Jury indictment was returned charging Mr. Smith with eight felony counts of grand larceny and two misdemeanor counts of petit larceny. According to the press release issued by the Rockland County District Attorney on March 22, 1994, the ten count indictment charges Mr. Smith with stealing from the Company by charging personal expenses to the Company, including (i) approximately $7,300 to rent four vans and a panel truck that were used by Mr. Smith's son's film production company, including approximately $780 worth of parking summonses issued to the rental van and a Company car that was being used by Mr. Smith's son; (ii) approximately $3,037 in moving costs to have Mr. Smith's daughter's belongings moved to Westchester County on two separate occasions and to have other belongings moved to Mr. Smith's summer home in Kennebunkport, Maine;
(iii) approximately $4,600 for assorted graphic printing, consisting of engagement invitations for both of his children, a hand-colored wedding program for his daughter, as well as printed directions to his Kennebunkport, Maine summer home; (iv) approximately $7,000 for holidays baskets for Mr. Smith's family members, friends and his Maine Realtor;
(v) approximately $1,100 for assorted holiday plants delivered to Mr. Smith's home; (vi) approximately $1,760 to have Mr. Smith's home cleaned following a boiler replacement; (vii) approximately $1,098 for printed materials associated with Mr. Smith's wife's election campaign for village trustee (which Mr. Smith subsequently repaid to the Company after Ms. Winikow's arrest); (viii) approximately $2,000 for a surprise 50th birthday party for Mr. Smith's wife at the Company's conference center facilities; (ix) approximately $300 worth of auto repairs made to Mr. Smith's son-in-law's automobile; and (x) approximately $600 worth of watches given by Mr. Smith to his children and their spouses. Mr. Smith was arraigned in Rockland County Supreme Court on March 22, 1994, and entered a plea of not guilty.

     On November 3, 1993, the Company and the District Attorney executed a Joint Cooperation Agreement (the "Joint Cooperation Agreement"). As part of the Joint Cooperation Agreement, the District Attorney confirmed that, in light of the Company's cooperation, as reflected by its undertakings in the Joint Cooperation Agreement, and in light of the clear demonstration by the Company's Board of Directors of its determination to uncover all past improper activities of the types being investigated by the District Attorney and the NYPSC, no criminal charge of any kind will be filed by the District Attorney against the Company or any of its affiliates or subsidiaries in connection with the District Attorney's investigation. For its part, pursuant to the Joint Cooperation Agreement the Company has agreed to cooperate fully and completely with the District Attorney by undertaking to: (1) permit the District Attorney complete access to any Company documents, records or files relating to the District Attorney's investigation; (2) permit full access to all evidence and analyses collected and/or prepared by the attorneys hired by the Company's Board of Directors (the "Board's attorneys") in connection with its independent investigation of the misuse of Company assets; (3) provide the District Attorney with information uncovered by the Company separately from the Board of Directors' independent investigation of criminal conduct of any sort on the part of the Company's officers and employees; (4) provide the District Attorney with direct contact with the independent accountants currently involved in reviewing a certain Company account and furnish the District Attorney with a copy of the final report of such accountants regarding such account; (5) authorize the Board's attorneys to satisfy any request of the District Attorney for further investigation of matters related to the independent investigation, and to charge the costs of satisfying such requests (along with the cost of the independent investigation) to the Company's shareholders and not to its ratepayers; and (6) continue the Company's cooperation with the NYPSC, and cooperate on the same terms with other public agencies having jurisdiction over the Company's activities. In addition, the Company agreed to accept and implement the following remedial actions: (1) to refund to ratepayers, in a manner to be determined by the NYPSC and satisfactory to the District Attorney, all Company funds ascertained to have been misappropriated or found to have been improperly charged to ratepayers by Company officers and employees as determined by the independent investigation, by the District Attorney, or by the NYPSC, whichever is greater. Additionally, the Company agreed not to seek recovery from ratepayers of any of the outstanding direct or indirect costs of the investigations related to these matters; (2) to require that all Company expenditures be subject to proper internal accounting controls; (3) to prohibit the giving or receipt of gifts by Company officers or employees except as permitted by law and applicable corporate policies; (4) to discontinue for five years all political contributions or in kind service and the activities of all Political Action Committees associated with the Company; and (5) to establish, independent from the Company, the position of "Inspector General", for a period of seven years, to be assigned the authority and resources necessary, including staff, to investigate and report on improper or unethical conduct by Company officers or employees, the cost of such Inspector General to be borne by the shareholders of the Company and not by its ratepayers. The Joint Cooperation Agreement provides that the duration of the Inspector General's appointment may be modified by the parties as the circumstances may warrant.

     The Joint Cooperation Agreement is also discussed under the caption "Events Affecting the Company" in the "Review of the Company's Results of Operations and Financial Condition" on page 15 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     On January 29, 1993, the Company filed an electric rate increase application with the NYPSC (Case 93-E-0082) requesting a $17.1 million (4.8%) annual increase in electric revenues to be effective January 1, 1994. Following Ms. Winikow's arrest and the commencement of the District Attorney's investigation, on August 26, 1993, the New York State Department of Law ("DOL") filed a motion (the "DOL Motion") with the NYPSC requesting that the NYPSC declare the Company's present electric and gas rates temporary to the extent necessary to assure refunds to ratepayers of any monies improperly collected from them. The DOL Motion would subject to refund any inappropriate expenditures which were collected in rates pursuant to the Company's previous electric (Case 89-E-175) and gas (Case 92-G-0050) rate cases. On August 31, 1993, the NYPSC Staff filed a similar motion (the "NYPSC Staff Motion") requesting that the Company's present electric rates remain temporary pending the conclusion of the NYPSC Staff's review of the Company's financial records to determine whether the Company expended funds for inappropriate purposes. The NYPSC Staff Motion also requested the NYPSC not to implement any increase in electric rates requested by the Company in Case 93-E-0082 until the NYPSC Staff's investigation is completed. Prior to the filing of the DOL and NYPSC Staff Motions, the Company announced that it would refund to ratepayers any charges related to illegal expenditures. The Company will also adjust its request for rate relief in Case 93-E-0082 to delete any such inappropriate expenditures. Citing these commitments and the fact that the amount associated with the wrongful acts committed by Ms. Winikow appears to be a small fraction of the rate relief sought by the Company, on September 7, 1993, the Company filed a response to the DOL and NYPSC Staff Motions opposing the extraordinary relief requested in both these Motions. On October 4,

1993, in response to the DOL and NYPSC Staff Motions, the NYPSC issued an Order stating that the Company's current electric rate case
(Case 93-E-0082) would be terminated unless the Company agreed to an extension of the rate cases's statutory suspension period to and including June 30, 1994, and to (1) a two month rate reduction of $115,000 per month in November and December 1993 (the Company voluntarily extended this temporary rate reduction for a third month, through January 1994, bringing the total amount refunded to New York ratepayers to $345,000), (2) make $3 million of its existing annual revenues ($2.25 million of electric revenues and $.75 million of gas revenues) temporary and subject to refund, (3) continue to cooperate fully and in a timely fashion with the NYPSC Staff's investigation, (4) pre-file with the NYPSC a complete and detailed analysis of the results of the Company's own internal investigation, (5) agree that further hearings are appropriate for evaluation of the Company's analysis and evidence, as well as those of other parties, including the NYPSC Staff,
(6) continue existing ratemaking mechanisms for the duration of the further suspension period, including the revenue decoupling mechanism, demand-side management and customer service incentives, the cap on earnings and sharing mechanism, and the reconciliations/reforecasts of expenses, and (7) agree that, if by June 30, 1994 the NYPSC Staff's investigation is not completed, then temporary rates may be set. On October 14, 1993, in response to the NYPSC's October 4, 1993 Order, the Company agreed to the six-month extension of the statutory suspension period in the Company's current electric rate case and accepted the NYPSC's other conditions. On December 16, 1993, the NYPSC issued an Order accepting the six-month extension period.

     On December 17, 1993, the Company reported to the Administrative Law Judge presiding over Case 93-E-0082 that the Company's analysis of the results of the Special Committee's investigation will be available no later than May 31, 1994, and proposed an additional six-month extension to December 31, 1994, (the "additional six-month extension") of both the statutory suspension period and the existing electric ratemaking mechanisms.

     On January 19, 1994, the NYPSC Staff filed its comments to the Company's December 17 extension proposal. The NYPSC Staff argued that the proposed additional six-month extension should be subject to certain conditions, including the setting of the authorized return on common equity for 1994 at 10.6%, with earnings in excess of that amount to be passed back to ratepayers.

     On January 28, 1994, the Company filed a motion with the NYPSC seeking approval of the additional six-month extension or, in the alternative, to establish an expedited procedural schedule in Case 93-E-0082. The Administrative Law Judge's ruling on the Company's proposal is expected shortly.

     On November 3, 1993, the NJBRC commenced its periodic management audit of RECO. As a result of the events and investigations described above, the NJBRC audit includes, in addition to a standard review of operating procedures, policies and practices, a review of the posture of RECO management regarding business ethics and a determination regarding the effect of such events on RECO ratepayers. In addition, under an agreement with the NJBRC to return to customers funds misappropriated by employees, RECO refunded to New Jersey ratepayers $94,100 through reductions in the applicable fuel adjustment charges in February and March 1994. The Company has also pledged to return any other funds that are discovered to have been misappropriated.

     On August 18, 1993, Feiner v. Orange and Rockland Utilities, Inc., et al. ("Feiner"), a purported ratepayer class action complaint against the Company, RECO, Ms. Winikow and others, was filed in the United States District Court, Southern District of New York. The complaint names a number of "John Does" who are described as officers and directors of the Company but does not identify any current or former officer or director by name except Ms. Winikow. The Feiner complaint alleges that the defendants violated RICO and New York common law by using false and misleading testimony to obtain rate increases from the NYPSC and used funds obtained from ratepayers in furtherance of an alleged scheme to make illegal campaign contributions and other illegal payments. Plaintiffs seek damages in the amount of $900 million (which they seek to treble pursuant to the RICO statute). The Company intends to vigorously contest these claims and filed a motion to dismiss them on February 18, 1994.

     On August 31, 1993, Patents Management Corporation v. Orange and Rockland Utilities, Inc., et al. ("Patents Management"), a purported shareholder derivative complaint, was filed in the Supreme Court of the State of New York, County of New York, against the Company, all but one of the Directors and several other named defendants by an alleged shareholder of the Company. Plaintiff claims that the named Directors breached their fiduciary duties by condoning the alleged wrongful acts of Ms. Winikow or failing to exercise appropriate supervisory control over Ms. Winikow. Plaintiff requests that the Court require each Director to indemnify the Company against all losses sustained by the Company as a result of these alleged wrongful acts of Ms. Winikow. The defendants intend to vigorously contest these claims.

     On November 23, 1993, Gross v. Orange and Rockland Utilities, Inc. ("Gross"), a purported shareholder class action complaint, was filed in the United States District Court, Southern District of New York. Plaintiff alleges that various Securities and Exchange Commission filings of the Company during the period between March 2, and November 4, 1993, contained false and misleading information, and thereby violated Sections 11 and 12(2) of the Securities Act of 1933, by failing to disclose what the plaintiff alleges was a "scheme" by the Company to make illegal political payments and campaign contributions to various public officials and politicians. As a result, plaintiff claims, during such period persons who purchased the Company's stock through the Company's Dividend Reinvestment and Stock Purchase Plan did so at artificially inflated prices. The complaint seeks unspecified money damages. The Company intends to vigorously contest these claims.

     On January 14, 1994, at a status conference held before Judge Brieant, April 8, 1994, was set as the date by which all answers and motions must be filed in the Feiner and Gross suits. Plaintiff's attorney in Patents Management has agreed to proceed in this litigation according to the schedule set forth by Judge Brieant with regard to the Feiner and Gross suits. Thus, all answers and motions with regard to the Patents Management suit must be filed by April 8, 1994.

     Other Litigation:

     On May 11, 1993, an action was commenced against the Company by Hudson Riverkeeper Fund, Inc. ("Riverkeeper") in the United States District Court for the Southern District of New York. In its complaint, Riverkeeper alleged that the Company has violated and continues to violate its SPDES Permit for its Lovett Generating Station ("Lovett") by failing to maintain cooling water intake structures that reflect the best technology available for minimizing adverse environmental impact. In addition, the complaint alleged that the Company failed to submit a scope of work for entrainment studies required by its SPDES permit (the "entrainment studies"). The original complaint requested that the Court assess civil penalties aggregating $22 million and order the Company to take steps to insure that the cooling water intake structures at Lovett reflect the best technology available for minimizing adverse environmental impact. On May 18, 1993, Riverkeeper amended its complaint against the Company by withdrawing its entrainment studies allegation and reducing the amount of civil penalties sought to approximately $11 million. On June 30, 1993, the Company filed its answer to Riverkeeper's amended complaint. In its answer the Company denied Riverkeeper's allegations and thereafter, reflecting the Company's belief that Riverkeeper's allegations have no legal merit, on July 20, 1993 the Company filed a Motion for Summary Judgment seeking the dismissal of this action. On October 21, 1993, the Court issued a Memorandum and Order denying the Company's Motion for Summary Judgment and ruling that the New York State Department of Environmental Conservation ("DEC") should be included as a party to this action. On January 14, 1994, a conference was held before Judge Brieant during which the DEC intervened in this litigation as a designated plaintiff. Discovery is proceeding in this matter.

     Additional information regarding the Company's SPDES Permits is contained under the caption "Water Quality" of "Environmental Matters" in Item 1 of this Form 10-K.

     On January 15, 1993, the Company was served with a complaint naming the Company as one of several defendants in Warwick Administrative Group, et al. v. Avon Products, Inc. et al., which case was filed in the United States District Court for the Southern District of New York. The allegations in this case stem from an Administrative Order for Remedial Design and Remedial Action issued on February 28, 1992 by the United States Environmental Protection Agency pursuant to Superfund laws which impose liability upon entities who are identified as having contributed hazardous wastes to a particular site requiring clean-up, including generators and transporters of such wastes. The Order directs certain members of the Warwick plaintiff group to implement a plan for the clean-up of the Warwick Landfill site in Greenwood Lake, New York. The Warwick plaintiff group now alleges that some defendants, including the Company, arranged to have hazardous substances disposed of at the Warwick site and thus seek to recover from the defendants costs incurred and damages suffered in connection with the clean-up of the Warwick Landfill site. An answer to the complaint, as amended, was filed by the Company on February 23, 1993, denying all of the allegations in the amended complaint and setting forth a number of affirmative defenses.

     On May 3, 1993, Judge Goettel of the United States District Court, Southern District of New York, dismissed the plaintiffs' amended complaint for failure to state a claim for which relief could be granted and granted plaintiffs leave to replead. Thereafter, the plaintiffs filed a second amended complaint which was superseded by a third amended complaint served on June 3, 1993. On June 23, 1993, the Company filed an answer to the third amended complaint, denying all of the plaintiffs' allegations and setting forth a number of affirmative defenses. As it is presently unclear if any hazardous waste generated by the Company was transported to the Warwick Landfill site, and because the nature and quantities of hazardous waste sent by others to such site are undetermined, the Company is unable to determine its liability, if any, with regard to this proceeding.

     On September 25, 1991, the Company was named as one of several hundred third party defendants in the United States v. Kramer, et al. and State of New Jersey Dep't of Environmental Protection v. Almo Anti-Pollution Services, et al., which cases have been consolidated in the United States District Court for the District of New Jersey, Camden Vicinage. The allegations in this action concern the Helen Kramer Landfill site in Mantua, New Jersey, which operated from 1963 to 1981. Suit in this case was brought under Superfund laws. Additional information concerning Superfund laws is contained under the subheading "Environmental Matters" in Item 1 of this Form 10-K Annual Report.
While it is presently unclear if any hazardous waste generated by the Company was transported to the Helen Kramer Landfill site, the total cost of remediation and damages at the site, while not clearly established, is reportedly estimated at $100 million or more, and the Company is monitoring the situation. It appears reasonable to expect the Company's relative contribution to the Helen Kramer site, if any, to have been less than 1% of the total volume sent to the site, so that the Company's exposure to liability would appear at the present time to be an amount that is not material to the financial condition of the Company.

     On March 16, 1988, Hatzel and Buehler, Inc. v. Orange and Rockland Utilities, Inc., a complaint brought by one of several prime contractors employed by the Company as part of the Company's Lovett Coal Reconversion Project, was filed in the United States Bankruptcy Court, Wilmington, Delaware. Plaintiff claimed that the Company improperly terminated its contract and sought damages in excess of $15 million. On October 30, 1989, the United States District Court, Wilmington, Delaware, granted the Company's motion to withdraw the case from the United States Bankruptcy Court and to have the United States District Court assume jurisdiction. On December 14, 1992, the United States District Court issued a decision and order granting the Company's Motion for Summary Judgment dismissing the plaintiff's non-contract claims and punitive damage demands. On January 25, 1994, the parties settled the remaining claims pursuant to a settlement agreement under which the Company, without any admission of liability, paid to the plaintiff the sum of $660,000 and the plaintiff delivered to the Company a release of all outstanding claims against the Company.

     On July 31, 1992, State Line Power Associates Limited Partnership
v. Orange and Rockland Utilities, Inc., a complaint brought by a New

Jersey partnership, was filed in the United States District Court, Southern District of New York. The plaintiff had contracted, pursuant to a Power Sales Agreement dated October 11, 1990 (the "Agreement"), to build a gas-fired combined cycle generating facility in Ringwood, New Jersey and sell 100 Mw of capacity and associated energy to the Company. The Company terminated the Agreement following the plaintiff's failure to meet certain deadlines and cure its related defaults under such Agreement. In its complaint the plaintiff alleged that such termination was improper. Based on this assertion, the complaint sought compensatory damages in excess of $50 million and a declaratory judgment to the effect that the Company remained obligated to purchase 100 Mw of capacity and associated energy from the plaintiff. In its answer to the complaint, the Company denied the plaintiff's allegations of wrongdoing and asserted counterclaims against the plaintiff and various other entities affiliated with the plaintiff ("Additional Counterclaim Defendants") seeking damages in excess of $1.2 million. On October 22, 1992, the Additional Counterclaim Defendants filed a motion to dismiss the counterclaims against them and the plaintiff filed its answer to the counterclaims. Thereafter, on January 26, 1993, the Company submitted a Motion for Summary Judgment requesting that the Court rule as a matter of law that the plaintiff could not prevail on any of its causes of action. The plaintiff filed its brief opposing the Company's motion on March 10, 1993. On January 7, 1994, the parties entered into a settlement agreement pursuant to which the Company, without any admission of liability, paid to the plaintiff an amount that is not material to the financial condition of the Company and the plaintiff, the Additional Counterclaim Defendants and the Company delivered to each other releases from all outstanding claims.

     The Company has been named as a defendant or third-party defendant in a number of proceedings involving alleged personal injuries, primarily to construction workers, as a result of exposure to asbestos at facilities owned and operated by the Company. Discovery with regard to these cases will determine, among other things, if the plaintiffs in each of these cases worked at Company facilities. The Company anticipates that similar asbestos-related claims may be asserted against the Company from time to time in the future. However, at this time the Company does not believe that the asbestos-related lawsuits currently outstanding, nor those which may be brought in the future, will, individually or in the aggregate, have a material effect on the business or financial condition of the Company.

     Regulatory Matters:

     Information regarding the Company's involvement in, and the effect on the Company of, pipeline take-or-pay proceedings before the FERC is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 12 of the Notes to Consolidated Financial Statements - "Gas Supply and Storage Contracts" on pages 17 and 33, respectively, of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the information contained under the caption "Take-or-Pay Surcharge Costs and FERC Order 636 Transition Costs" of "Gas Operations" in Item 1 of this Form 10-K Annual Report.

     On November 1, 1990, the FERC issued Order No. 528 which set forth new guidelines for allocating and recovering take-or-pay costs.
Pursuant to Order No. 528, the Company's interstate pipeline suppliers submitted rate and tariff filings for the allocation and recovery of take-or-pay costs from the Company and other local distribution companies. Based on these rate and tariff sheets, the Company had estimated its total take-or-pay liability to be approximately $17 to $18 million. However, on June 25, 1991, one of the Company's pipeline suppliers, Tennessee Gas Pipeline Company ("Tennessee"), filed, in proceedings under Docket Nos. RP86-119 et al., what has commonly become known as the Tennessee "cosmic settlement". This settlement covered virtually every major case pending on the Tennessee system, at that time, including those cases dealing with the allocation and recovery of take-or-pay costs. The cosmic settlement was approved by the FERC on June 25, 1992. Based on the amended cosmic settlement, as it relates to Tennessee's take-or-pay charges, as well as a revised estimate regarding the anticipated level of take-or-pay billings the Company expects to receive, the Company now estimates its total take-or-pay liability at approximately $13.9 million.

     At present the Company is a party to an ongoing proceeding
(Case 88-G-062) commenced by the NYPSC in April 1988, examining the extent to which the Company will be permitted to recover from its customers the take-or-pay costs billed to it by its pipeline suppliers. Until a final order is rendered by the NYPSC in this Case, the Company has received interim authority, effective April 1, 1989, to recover, subject to refund, 65% of the take-or-pay charges actually billed to it by its pipeline suppliers and to defer the balance, with interest, until such order is issued.

     Hearings in Case 88-G-062 were held in two phases. Phase I addressed the proper allocation of take-or-pay liabilities to customers and the mechanisms for recovery of these costs. The NYPSC issued its Opinion (Opinion 89-41) with regard to Phase I on December 11, 1989, holding that allocations of direct-billed take-or-pay costs are to be made among firm sales, interdepartmental, interutility and transportation customers.

     Phase II of Case 88-G-062 involves an examination of the prudence of the activities of New York's local distribution companies with respect to their incurrence of take-or-pay liabilities and sharing of take-or-pay costs between these local distribution companies and their customers. Hearings on Phase II issues with respect to the Company were concluded on May 21, 1990. The Company and NYPSC Staff filed initial and reply briefs on generic and Company-specific issues during the summer of 1990. In its Company-specific initial brief, NYPSC Staff proposed an imprudence disallowance that would deny rate recovery of $2 million of take-or-pay costs billed to the Company by its suppliers. In response, on August 31, 1990, the Company filed a motion to strike that portion of NYPSC Staff's brief pertaining to its proposed disallowance on the ground that it was wholly lacking in record support. While this motion was denied by Administrative Law Judge Harrison ("ALJ Harrison"), he did defer substantive judgment on the NYPSC staff's proposed $2 million imprudence disallowance and ruled that the issue of such proposed disallowance will be given consideration in his Recommended Decision on Company-specific issues.

     The generic aspect of Phase II of Case 88-G-062 examined NYPSC Staff's proposal (called "equitable sharing") that would deny local distribution companies, including the Company, recovery through rates of between 25% and 50% of the take-or-pay costs billed to such companies by their suppliers. On December 21, 1990, ALJ Harrison issued a Recommended Decision on generic issues rejecting NYPSC Staff's proposal calling for the equitable sharing of take-or pay costs, and recommending instead that, with the exception of costs resulting from its own imprudence, each utility be permitted to recover from its customers the take-or-pay costs billed to such utility by its pipeline suppliers. ALJ Harrison's recommendation, if adopted by the NYPSC, would be favorable to the Company in that it would limit the Company's exposure solely to NYPSC Staff's proposed $2 million imprudence disallowance which disallowance the Company believes is not supported by the record evidence. Briefs on exceptions to the Recommended Decision were submitted on January 23, 1991 and reply briefs were filed on February 15, 1991. On November 24, 1992, a settlement conference was held addressing Phase II issues affecting the Company. The Company was unable to reach a settlement with NYPSC Staff with regard to these issues at that time.

     On April 8, 1992, FERC issued Order No. 636 requiring interstate natural gas pipelines to unbundle their sales and transportation services and to offer each of these services on a stand alone basis. Information regarding the Company's involvement in, and effect on the Company of, Order 636 and its related proceedings is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on pages 18 and 33, respectively, of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the information contained under the captions "Supply, Transportation and Storage" and "Take-or-Pay Surcharge Costs and FERC Order 636 Transition Costs" of "Gas Operations" in Item 1 of this Form 10-K Annual Report.

     On December 30, 1992, in connection with RECO's 1991 electric rate case (Docket No. ER910303565), the NJBRC issued a Decision and Order dealing with the appropriateness of additional tax liability placed on New Jersey utilities pursuant to New Jersey's June 1, 1991 tax legislation. Pursuant to this legislation, RECO will be required to pay a combined additional amount of approximately $16 million of gross receipts and franchise taxes in 1993 and 1994. In its Decision and Order the NJBRC allowed RECO to recover this amount over a ten year period with interest on the unamortized balance at an annual rate of 7.5%. On February 26, 1993, Rate Counsel filed a Notice of Appeal from the NJBRC Decision and Order with the Superior Court of New Jersey, Appellate Division, stating as grounds for the appeal that the Decision is arbitrary and capricious and would result in unjust and unreasonable rates. On August 9, 1993, Rate Counsel filed its initial brief with regard to its appeal. Thereafter, on October 12, 1993, RECO filed its initial brief and on October 27, 1993, Rate Counsel filed its reply brief with regard to this matter. Oral argument was held on March 7, 1994, and on March 21, 1994 the Superior Court affirmed the NJBRC's December 30, 1992 Decision and Order.

     The Company is a party to a number of administrative proceedings involving potential impact to the environment. Such proceedings arise out of the operation and maintenance of facilities for the generation, transmission and distribution of electricity and natural gas. Information regarding the Company's involvement in these various proceedings is included in Note 12 of the Notes to Consolidated Financial Statements under the caption "Environmental" on page 35 of the 1993 Annual Report to Shareholders, which information is incorporated by reference in Item 1 of this Form 10-K Annual Report, as well as under the subheading, "Environmental Matters" of this Form 10-K Annual Report. Such proceedings are not, in the aggregate, material to the business or financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT



     All of the executive officers of the Company are appointed on an annual basis at the first Board of Directors' meeting following the annual meeting.

Officers, Age, and Title                 Business Experience Past Five Years

Victor J. Blanchet, Jr., 52              Acting Chief Executive Officer since
Acting Chief Executive                   October 7, 1993.  President and Chief
Officer, President and                   Operating Officer since January 1991.
Chief Operating Officer                  Executive Vice President from April
                                         1990 until January 1991.  Vice
                                         President from 1977 to April 1990.

Patrick J. Chambers, Jr., 59             Senior Vice President since 1978
Senior Vice President and                and Chief Financial Officer
Chief Financial Officer                  since 1979.

Robert J. Biederman, Jr., 41             Vice President since April 1990.
Vice President, Transmission             Director of Operations from 1986 until
and Distribution                         April 1990.

Terry L. Dittrich, 48                    Acting Controller since March 17,
Acting Controller                        1994.  Director of Accounting since
                                         April 1990.  Manager of Accounting
                                         from 1985 to April 1990.

Frank E. Fischer, 60                     Vice President since 1978.
Vice President, Engineering
and Production

Gerard A. Maher, 59                      Assistant Secretary since April 1989.
Assistant Secretary and                  Assistant Treasurer since April 1990.
Assistant Treasurer                      Assistant General Counsel from April
                                         1989 to August 1991.  Partner, Nixon
                                         Hargrave, Devans & Doyle from November
                                         1986 to March 1989.

Robert J. McBennett, 51                  Treasurer since 1984.
Treasurer

Victor A. Roque, 47                      General Counsel since April 1989.
Vice President, General Counsel          Vice President and Secretary since
and Secretary                            January 1987.

                                   PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

    The Common Stock of the Company is listed on the New York Stock Exchange under the ticker symbol ORU. The stock is listed in published stock tables as "OranRk".

    At December 31 1993, there were 24,328 holders of record of the Company's common stock, $5.00 par value. During 1993 dividend payments were made to holders of the Company's common stock on February 1, May 1, August 1 and November 1.

    Quarterly market price and dividend information on the Company's Common Stock is as follows:

                   Quarter       High          Low        Dividend

          1993        1        $45 7/8       $40 1/4        $.615
                      2         47 1/2        43 3/8         .615
                      3         47 1/2        44 3/8         .63
                      4         45 3/8        38 5/8         .63

          1992        1         39 5/8        32 3/8         .60
                      2         37 3/4        34             .60
                      3         40            37 1/4         .615
                      4         41 7/8        39             .615

    Information regarding the restriction of retained earnings for dividend payment is contained in Note 4 of the Notes to Consolidated Financial Statements - "Retained Earnings" on page 28 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Item 6.  Selected Financial Data

    The information required by this Item is contained under the captions "Financial Statistics - Common Stock Data", and "Financial Statistics - Selected Financial Data" on page 40 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required by this Item is contained under the caption "Review of the Company's Results of Operations and Financial Condition" on pages 14 through 20 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary financial information required by this Item are contained on pages 21 through 37 of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Such information is listed in Item l4(a)(1) "Financial Statements" of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    On February 10, 1994, the Executive Committee of the Board of Directors of the Company appointed the accounting firm of Arthur Andersen & Co. to audit the books, records and accounts of the Company and its subsidiaries for the 1994 fiscal year. The appointment of Arthur Andersen & Co. is subject to the approval of the shareholders at the Annual Meeting to be held on May 11, 1994.

    The accounting firm of Grant Thornton audited the Company's consolidated financial statements for 1993 and prior years. Upon recommendation of the Audit Committee, the Board of Directors decided to solicit bids for the performance of auditing services for the Company for 1994. Bids were received from six public accounting firms, including Grant Thornton. Based on a review of the competing bids, the Audit Committee believed that the selection of Arthur Andersen & Co. would be in the best interests of the Company and recommended such selection to the Board of Directors.

    The reports of Grant Thornton on the Company's consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for 1993 was modified by inclusion of an explanatory paragraph regarding the uncertainty of the pending investigations of the Company and related litigation described in the Company's Current Reports on Form 8-K dated August 16,
October 6, November 23 and December 16, 1993 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993. Since January 1, 1992, there have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of such disagreements in connection with its report.


                                 PART III

    The information required by Item 10 - Directors and Executive Officers of the Registrant is contained on page 40 of this Form 10-K Annual Report and in the Company's definitive Proxy Statement in connection with the 1994 Annual Meeting of Common Shareholders (the "Proxy Statement"), which material is incorporated by reference in this Form 10-K Annual Report. The information required by Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions is contained in Section 1, "Election of Directors," of the Proxy Statement which material is incorporated by reference in this Form 10-K Annual Report. With the exception of this information, the Proxy Statement is not deemed filed as part of this Form 10-K Annual Report.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries appearing on pages 21 through 37 of the 1993 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of these consolidated financial statements and the information incorporated in Items 1, 3, 5, 6, 7 and 8, herein, the 1993 Annual Report to Shareholders is not deemed filed as part of this Form 10-K Annual Report.
                                                                   Page*
Consolidated Statements of Income and Retained Earnings for the
 years ended December 31, 1993, 1992 and 1991.                      21

Consolidated Balance Sheets as of December 31, 1993 and 1992.       22

Consolidated Cash Flow Statements for the years ended
 December 31, 1993, 1992 and 1991.                                  24

Notes to Consolidated Financial Statements.                         25

Report of Independent Certified Public Accountants.                 37

     *Page number reference is to the 1993 Annual Report to Shareholders

(a)(2) Financial Statement Schedules                               Page**

Property, Plant and Equipment and Non-utility Property for the
 years ended December 31, 1993, 1992 and 1991 (Schedule V).         53

Accumulated Depreciation, Depletion and Amortization of Property,
 Plant and Equipment and Non-utility Property for the years ended
 December 31, 1993, 1992 and 1991 (Schedule VI).                    56

Valuation and Qualifying Accounts and Reserves for the years
 ended December 31, 1993, 1992 and 1991 (Schedule VIII).            59

     **Page number reference is to this Form 10-K Annual Report

    The information required by Schedule IX - Short-Term Borrowings is included under the caption "Liquidity and Capital Resources" of the "Review of the Company's Results of Operations and Financial Condition" and in Note 8 of Notes to Consolidated Financial Statements, "Cash and Short-Term Debt" on pages 18 and 30, respectively of the 1993 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    The information required by Rule 5-04, Schedule III - Condensed Financial Information of Registrant has been omitted since Consolidated Financial State-ments of the Registrant and its subsidiaries are contained in the Company's 1993 Annual Report to Shareholders and the test prescribed was not met.

 (a)(3) Exhibits

 * 3.1  Restated Certificate of Incorporation, as amended through
        April 14, 1988.  (Exhibit 4.1 to Registration Statement
        33-25359).

 * 3.2 By-Laws, as amended through April 11, 1990. (Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.1 Composite First Mortgage of the Company as Supplemented and Modified by Twenty-six Supplemental Indentures. (Exhibit 4.1 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.2 Twenty-seventh Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1980. (Exhibit 4.2 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.3 Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Exhibit 2.16 to Registration Statement
        No. 2-14159).

 * 4.6 Third Supplemental Indenture of Rockland Electric Company, dated as of August 15, 1965. (Exhibit 4.23 to Registration Statement No. 2-24682).

 * 4.11 Mortgage Trust Indenture of Pike County Light & Power Company, dated as of July 15, 1971. (Exhibit 4.31 to Registration Statement
        No. 2-45632).

 * 4.12 Twenty-eighth Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1982. (Exhibit 4.12 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 * 4.17 Twenty-ninth Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1984. (Exhibit 4.17 to Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4315).

 * 4.20 Thirtieth Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1986. (Exhibit 4.20 to Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4315).

 * 4.21 Thirty-first Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1988. (Exhibit 4.21 to Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4315).

 * 4.22 Thirty-second Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1990. (Exhibit 4.22 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.25 Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated March 1, 1990. (Exhibit 4.25 to Form
         10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.26 First Supplemental Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated March 7, 1990. (Exhibit 4.26 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.27 Second Supplemental Indenture between the Company and the Bank of
        New York as Trustee regarding unsecured debt, dated October 15, 1992. (Exhibit 4.27 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 * 4.28 Thirty-third Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1992. (Exhibit 4.28 to Form 10-K for the fiscal year ended December 3, 1992, File No. 1-4315).

 * 4.29 Third Supplemental Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated as of March 1, 1993. (Exhibit 4.29 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 * 4.30 Ninth Supplemental Indenture of Rockland Electric Company, dated as of March 1, 1993. (Exhibit 4.30 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 *10.1  General Agreement: Bowline Point Generating Plant, dated as of
        October 10, 1969. (Exhibit 5(b) to Registration Statement No. 2-42156).

 *10.2 Financing Agreements, dated as of February 1, 1971. (Exhibit 5(a) to Registration Statement No. 2-42156).

 *10.7 New York Power Pool Agreement, dated July 16, 1985. (Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

 *10.8 Agreement governing the supply of residual fuel oil by Con Edison to Bowline Point Generating Station dated August 31, 1983. (Exhibit 10.18 to Form 10-K for fiscal year ended December 31, 1991, File No. 1-4315).

 *10.10 PJM Facilities Agreement, dated May 1, 1970, as amended
        December 12, 1972. (Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 +10.11 Officers' Supplemental Retirement Plan, as amended April 1, 1993.

 *10.12 Incentive Compensation Plan, amended January 3, 1991. (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

 *10.13 Severance Pay Plan, as amended January 3, 1991.  (Exhibit 10.13 to
        Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

 *10.14 Management Long-Term Disability Plan. (Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4315).

 *10.15 New York Power Authority Firm Purchase Contract, dated July 28, 1975.
        (Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 *10.17 Coal Purchase and Sale Agreement among Orange and Rockland Utilities,
        Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated March 9, 1984, as amended through July 1, 1991. (Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1991, File
        No. 1-4315).

 *10.18 Agreement between Orange and Rockland Utilities, Inc., and Pittston
        Coal Sales Company, dated March 14, 1984 as amended through December 1, 1986. (Exhibit 10.18 to Form 10-K for the fiscal year ended
        December 31, 1992, File No. 1-4315).

 10.18A Amendment to the Agreement between Orange and Rockland Utilities, Inc., and Pittston Coal Sales Company, dated July 1, 1991 and executed May 5, 1993.

+*10.19 Employment contract between Orange and Rockland Utilities, Inc. and
        James F. Smith as amended December 1, 1990.  (Exhibit 10.19 to
        Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

  10.20 Orange and Rockland Utilities, Inc. Post Director Service Retainer Continuation Program, as amended April 14, 1993.

 *10.21 Electric Contract for the Sale of Firm Power and Energy by the
        Power Authority of the State of New York to Orange and Rockland Utilities, Inc., dated April 26, 1989, including Application dated April 20, 1989. (Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4315).

+*10.22 Form of Severance Agreement for Company Officers effective
        January 3, 1991. (Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

+*10.23 Performance Unit Incentive Plan effective December 3, 1992.  (Exhibit
        10.23 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

+*10.24 Award Agreement under the Performance Unit Incentive Plan applicable to P. J. Chambers, Jr., dated December 3, 1992. (Exhibit 10.24 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

+*10.25 Award Agreement under the Performance Unit Incentive Plan applicable to
        J. F. Smith dated December 3, 1992. (Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

   13 The Company's 1993 Annual Report to Shareholders to the extent identified in this Form 10-K Annual Report for the fiscal year ended December 31, 1993.

 *16 Letter from Grant Thornton (Exhibit 16 to Form 8-K/A dated February 22, 1994, File No. 1-4315).

 *21 Subsidiaries of the Company. (Exhibit 22 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

  24    Powers of Attorney.

 *99.1 Joint Cooperation Agreement between the Office of the Rockland County District Attorney and Orange and Rockland Utilities, Inc., dated November 3, 1993 (Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1993, File No. 1-4315).

  99.2  Complaint against James F. Smith dated March 16, 1994.

  99.3 Form 11-K for the Company's Management Employees' Savings Plan for the year ended December 31, 1993.

  99.4 Form 11-K for the Company's Hourly Group Savings Plan for the year ended December 31, 1993.

    +   Denotes executive compensation plans and arrangements.

    *   Incorporated by reference to the indicated filings.

        The securities issued relevant to each of the following agreements were not registered with the Securities and Exchange Commission and the total amount of securities authorized under each agreement does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, as provided in Item 601 of Regulation S-K, the following agreements are not filed as exhibits. The Company agrees, however, to furnish to the Commission a copy of each agreement upon request:

    - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of July 1, 1982.

    - Indenture of Trust between NYSERDA and The Bank of New York, as Trustee, relating to the Pollution Control Revenue Bonds (Orange and Rockland Utilities, Inc. Project) dated as of July 1, 1982.

    - First Supplemental Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of October 1, 1984.

    - First Supplemental Indenture of Trust between NYSERDA and The Bank of New York, as Trustee, relating to the 10 1/4% Pollution Control Revenue Bonds (Orange and Rockland Utilities, Inc. Projects), 1984 Series.

    - Second Supplemental Indenture of Trust between NYSERDA and the Bank of New York, as Trustee, relating to the 9% Pollution Control Revenue Bonds (Orange and Rockland Utilities, Inc. Projects), 1985 Series.

    - Second Supplemental Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of August 1, 1985.

    - First Supplemental Indenture, dated August 15, 1990, to the Indenture of Mortgage and Deed of Trust of Pike County Light & Power Company.

    - Eighth Supplemental Indenture of Rockland Electric Company, dated as of August 15, 1990.

 (b) Reports on Form 8-K

        On February 18, 1993, the Company filed a Current Report on
Form 8-K, dated February 18, 1993, pertaining to the Warwick suit and the fact that the Company was in receipt of a letter dated January 29, 1993, sent on behalf of the Riverkeeper, which purported to give a 60-day notice of intent to initiate a civil suit against the Company for alleged violations of its SPDES Permit for the Lovett Generating Station at Tomkins Cove, New York. Reference is made to Item 3, "Legal Proceedings" of this Form 10-K Annual Report for further descriptions of the aforementioned events. In addition, a press release dated January 21, 1993 which announced the Company's earnings for the year ended December 31, 1992 was filed under Item 5, "Other Events" of the Form 8-K dated February 18, 1993.

        On March 8, 1993, the Company filed a Current Report on
Form 8-K, dated March 4, 1993, pertaining to the Series C and Series D Debentures which were issued by the Company on March 10, 1993. Through this Form 8-K, the Company filed, under Item 7 (Financial Statements and Exhibits), certain exhibits relating to the Company's Registration Statement No. 33-53256 registering up to $115 million in aggregate principal amount of unsecured debt securities, the related Prospectus dated October 21, 1992, and the Prospectus Supplement dated February 23, 1993, with respect to the Series C and Series D Debentures.

        On September 10, 1993, the Company filed a Current Report on Form 8-K, dated August 16, 1993, pertaining to (a) the arrest and termination of employment of former Company Vice President Linda Winikow; (b) the Feiner suit; (c) the creation by the Board of Directors of the Special Committee; (d) the Company's RICO suit against Ms. Winikow et al.; (e) the DOL and NYPSC Staff Motions; and (f) the Patents Management suit. Reference is made to information contained under the caption "Events Affecting the Company" in Item 1 and in Item 3, "Legal Proceedings" of this Form 10-K Annual Report for further descriptions of the aforementioned actions and events.

        On October 21, 1993, the Company filed a Current Report on
Form 8-K, dated October 6, 1993, pertaining to (a) the delivery to James F. Smith of notice of termination of his employment for cause as Chief Executive Officer of the Company and the suspension of Mr. Smith from all duties and responsibilities as an officer of the Company and Chairman of the Board; (b) the investigation being conducted by the Special Committee; (c) Ms. Winikow pleading guilty to charges of grand larceny in the third degree, commercial bribe receiving in the second degree and making a campaign contribution other than in the true name of the contributor; and (d) the Order of the NYPSC issued in response to the DOL and NYPSC Staff Motions. Reference is made to Item 3, "Legal Proceedings" of this Form 10-K Annual Report for further descriptions of the aforementioned actions and events.

        On December 8, 1993, the Company filed a Current Report on Form 8-K, dated November 23, 1993, disclosing the filing of the Gross suit. Reference is made to Item 3, "Legal Proceedings" of this Form 10-K Annual Report for further description of this suit.

        On December 22, 1993, the Company filed a Current Report on Form 8-K, dated December 16, 1993, pertaining to (i) the NYPSC's December 16, 1993 Order accepting the six-month extension of the statutory suspension period in the Company's current electric rate case (Case 93-E-0082), and (ii) the Company's estimate that in connection with the ongoing investigations of the Company's operations which were commenced following the arrest of Ms. Winikow, the Company will incur $6.0 million of costs during 1993, of which $1.1 million was reflected in the Company's third quarter results. Reference is made to Item 3, "Legal Proceedings" of this Form 10-K Annual Report for further description of Case 93-E-0082.

        On February 17, 1994, the Company filed a Current Report on Form 8-K, dated February 10, 1994, reporting, under Item 4. "Changes in Registrant's Certifying Accountant", the appointment by the Executive Committee of the Board of Directors of the accounting firm of Arthur Andersen & Co. to audit the books, records and accounts of the Company and its subsidiaries for the 1994 fiscal year.

        On February 22, 1994, the Company filed a Form 8-K/A dated February 22, 1994, amending the February 10, 1994 Form 8-K to include as
Exhibit 16, a letter from the accounting firm of Grant Thornton, which firm audited the Company's consolidated financial statements for the 1993 fiscal year and prior years.

        On March 15, 1994, the Company filed a Form 8-K dated March 14, 1994, reporting under Item 5, "Other Events", the dismissal of two officers from the Company's employ.

                               SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ORANGE AND ROCKLAND UTILITIES, INC.
                                  (Registrant)


                                  By  VICTOR J. BLANCHET, JR.
                                      (Victor J. Blanchet, Jr.
                                      Acting Chief Executive Officer,
                                      President, Chief Operating
                                      Officer and Director)

Date:  March 25, 1994


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature and Title               Capacity in Which Signing


        VICTOR J. BLANCHET, JR.*          Acting Chief Executive
        (Victor J. Blanchet, Jr.,         Officer; Director
        Acting Chief Executive
        Officer, President and Chief
        Operating Officer)

        PATRICK J. CHAMBERS, JR.*         Principal Financial
        (Patrick J. Chambers, Jr.,        Officer; Director
        Senior Vice President and
        Chief Financial Officer)

        TERRY L. DITTRICH*                Acting Principal
        (Terry L. Dittrich, Acting        Accounting Officer
        Controller)

        H. KENT VANDERHOEF*               Acting Chairman of the
        (H. Kent Vanderhoef)              Board of Directors

        RALPH M. BARUCH*                  Director
        (Ralph M. Baruch)

        J. FLETCHER CREAMER*              Director
        (J. Fletcher Creamer)

        Signature and Title               Capacity in Which Signing



        MICHAEL J. DEL GIUDICE*           Director
        (Michael J. Del Giudice)

        FRANK A. McDERMOTT, JR.*          Director
        (Frank A. McDermott, Jr.)

        KENNETH D. McPHERSON*             Director
        (Kenneth D. McPherson)

        JAMES F. O'GRADY, JR.*            Director
        (James F. O'Grady, Jr.)

                                          Director
        (James F. Smith)

        LINDA C. TALIAFERRO*              Director
        (Linda C. Taliaferro)

        JOHN F. WHITE*                    Director
        (John F. White)


        *By VICTOR A. ROQUE
        (Victor A. Roque,
         Attorney-in-fact)


Date:  March 25, 1994

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



Board of Directors and Shareholders of
Orange and Rockland Utilities, Inc.



     In connection with our audit of the consolidated financial statements of Orange and Rockland Utilities, Inc. and Subsidiaries referred to in our report dated February 16, 1994, which report included an explanatory paragraph that described the investigations and litigation discussed in Note 12 (Legal Proceedings) of those statements, which is included in the 1993 Annual Report to Shareholders and incorporated by reference in this Form 10-K, we have also audited the schedules listed in the Index at Item 14(a)(2). In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



                                          GRANT THORNTON
New York, New York
February 16, 1994



           CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



     We have issued our reports dated February 16, 1994, accompanying the consolidated financial statements and schedules incorporated by reference or included in the Annual Report of Orange and Rockland Utilities, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 1993. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Orange and Rockland Utilities, Inc. and Subsidiaries on Forms S-8
(No. 33-25358, No. 33-25359 and No. 33-22129) and on Forms S-3
(No. 33-22130 and No. 33-63872).




                                         GRANT THORNTON

New York, New York
March 25, 1994

                                                                    SCHEDULE V


                ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
               Property, Plant and Equipment and Non-utility Property
                        For the Year Ended December 31, 1993
                               (Thousands of Dollars)

Column A                                         Column F

                               Utility Plant                  Non-utility
                        Electric       Gas       Common        Property       Total
Plant in Service:

 Production            $377,778    $  4,066    $      -      $      -     $ 381,844
 Transmission           132,483           -           -             -       132,483
 Distribution           383,821     178,141           -             -       561,962
 General                 29,999       6,674      52,153             -        88,826
 Gas Production
  Properties                  -           -           -         9,781         9,781
 Future Use               3,229          98           -             -         3,327
 Other                    4,517          21         372        25,268        30,178
                        931,827     189,000      52,525        35,049     1,208,401

Construction Work
 in Progress             22,124       4,018       4,765             -        30,907
      Total            $953,951    $193,018    $ 57,290      $ 35,049    $1,239,308



     Neither the total additions nor the total deductions during the year ended
December 31, 1993 amounted to more than 10% of the closing balance of total
Utility Plant and Non-utility Property.  The information required by Columns B,
C, D and E is, therefore, omitted. A summary of Columns C, D and E for the year ended December 31, 1993 is as follows:

               Column C - Additions at cost     $54,308
               Column D - Retirements             9,035
               Column E - Other changes          (3,124)*
                               Net Change       $42,149



*Other changes include the following: $(3,124) adjustment of prior years additions to correct vintage year records.
 For information concerning depreciation procedures, see Note 1 of Notes to Consolidated Financial Statements on page 26 of the 1993 Annual Report to
   Shareholders.

                                                                    SCHEDULE V


                ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
               Property, Plant and Equipment and Non-utility Property
                        For the Year Ended December 31, 1992
                               (Thousands of Dollars)


Column A                                         Column F

                               Utility Plant                  Non-utility
                        Electric       Gas       Common        Property       Total
Plant in Service:

 Production            $368,958    $  4,017    $      -      $      -     $ 372,975
 Transmission           131,692           -           -             -       131,692
 Distribution           370,544     167,059           -             -       537,603
 General                 28,716       6,583      50,242             -        85,541
 Gas Production
  Properties                  -           -           -         9,781         9,781
 Future Use               3,594          98           -             -         3,692
 Other                    4,517          21          21        24,377        28,936
                        908,021     177,778      50,263        34,158     1,170,220

Construction Work
 in Progress             19,689       3,944       3,306             -        26,939
      Total            $927,710    $181,722    $ 53,569      $ 34,158    $1,197,159



     Neither the total additions nor the total deductions during the year ended
December 31, 1992 amounted to more than 10% of the closing balance of total
Utility Plant and Non-utility Property.  The information required by Columns B,
C, D and E is, therefore, omitted. A summary of Columns C, D and E for the year ended December 31, 1992 is as follows:

               Column C - Additions at cost     $56,438
               Column D - Retirements            10,791
               Column E - Other changes            (113)*
                               Net Change       $45,534



*Other changes include the following: $(113) adjustment of prior years additions to correct vintage year records.
 For information concerning depreciation procedures, see Note 1 of Notes to Consolidated Financial Statements on page 26 of the 1993 Annual Report to
   Shareholders.
/TABLE

                                                                    SCHEDULE V


                ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
               Property, Plant and Equipment and Non-utility Property
                        For the Year Ended December 31, 1991
                               (Thousands of Dollars)

Column A                                         Column F

                               Utility Plant                  Non-utility
                        Electric       Gas       Common        Property       Total
Plant in Service:

 Production            $361,210    $  4,235    $      -      $      -     $ 365,445
 Transmission           127,954           -           -             -       127,954
 Distribution           349,091     156,686           -             -       505,777
 General                 28,960       6,704      46,879             -        82,543
 Gas Production
  Properties                  -           -           -         9,781         9,781
 Future Use               3,725         100           -             -         3,825
 Other                      875          21          21        23,884        24,801
                        871,815     167,746      46,900        33,665     1,120,126

Construction Work
 in Progress             25,529       2,875       3,095             -        31,499
      Total            $897,344    $170,621    $ 49,995      $ 33,665    $1,151,625



     Neither the total additions nor the total deductions during the year ended
December 31, 1991 amounted to more than 10% of the closing balance of total
Utility Plant and Non-utility Property.  The information required by Columns B,
C, D and E is, therefore, omitted. A summary of Columns C, D and E for the year ended December 31, 1991 is as follows:

               Column C - Additions at cost     $70,726
               Column D - Retirements            10,672
               Column E - Other changes             153*
                               Net Change       $60,207



*Other changes include the following: $153 adjustment of prior years additions to correct vintage year records.
 For information concerning depreciation procedures, see Note 1 of Notes to Consolidated Financial Statements on page 26 of the 1993 Annual Report to
   Shareholders.
/TABLE

                                                                 SCHEDULE VI


             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
             Accumulated Depreciation, Depletion and Amortization
           of Property, Plant and Equipment and Non-utility Property
                     For the Year Ended December 31, 1993
                            (Thousands of Dollars)


Column A                   Column B    Column C    Column D    Column E    Column F

                                       Additions                 Other      Balance
                          Balance at   charged to               changes       at
                          beginning    costs and                - add       end of
Description               of period    expenses   Retirements  or (deduct)  period

Electric plant            $266,902    $ 26,479    $  6,864     $ (1,110)    $285,407

Gas plant                   63,667       4,348         812           93       67,296

Common plant                17,746       2,752       1,296          374       19,576

Total utility plant       $348,315    $ 33,579    $  8,972     $   (643)(A) $372,279

Gas Production
 Properties               $  9,055    $      -    $      -     $    168     $  9,223


Other physical property      3,014           -           -          804        3,818


Total non-utility
 property                 $ 12,069    $      -    $      -     $    972(B)  $ 13,041



(A) Other changes include the following: Additions of $1,037 materials salvaged;
    $1,897 charged to other income and clearing accounts and net miscellaneous items of $(120); and deductions of $3,457 for removal costs.

(B) Other changes include the following: Additions of $972 charged to non-operating expenses.

                                                                   SCHEDULE VI



             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
             Accumulated Depreciation, Depletion and Amortization
           of Property, Plant and Equipment and Non-utility Property
                     For the Year Ended December 31, 1992
                            (Thousands of Dollars)


Column A                   Column B    Column C    Column D    Column E    Column F

                                       Additions                 Other      Balance
                          Balance at   charged to               changes       at
                          beginning    costs and                - add       end of
Description               of period    expenses   Retirements  or (deduct)  period

Electric plant            $250,562    $ 25,461    $  9,247     $    126     $266,902

Gas plant                   59,772       5,484       1,445         (144)      63,667

Common plant                15,213       2,535         859          857       17,746

Total utility plant       $325,547    $ 33,480    $ 11,551     $    839 (A) $348,315

Gas Production
 Properties               $  8,912    $      -    $      -     $    143     $  9,055


Other physical property      2,342           -           -          672        3,014


Total non-utility
 property                 $ 11,254    $      -    $      -     $    815(B)  $ 12,069



(A) Other changes include the following: Additions of $3,016 materials salvaged;
    $1,786 charged to other income and clearing accounts and net miscellaneous items of $277; and deductions of $4,240 for removal costs.

(B) Other changes include the following: Additions of $815 charged to non-operating expenses.
/TABLE

                                                                   SCHEDULE VI



             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
             Accumulated Depreciation, Depletion and Amortization
           of Property, Plant and Equipment and Non-utility Property
                     For the Year Ended December 31, 1991
                            (Thousands of Dollars)


Column A                   Column B    Column C    Column D    Column E    Column F

                                       Additions                 Other      Balance
                          Balance at   charged to               changes       at
                          beginning    costs and                - add       end of
Description               of period    expenses   Retirements  or (deduct)  period

Electric plant            $232,169    $ 24,462    $  9,083     $  3,014     $250,562

Gas plant                   56,043       4,597         824          (44)      59,772

Common plant                13,238       2,344         602          233       15,213

Total utility plant       $301,450    $ 31,403    $ 10,509     $  3,203 (A) $325,547

Gas Production
 Properties               $  8,782    $      -    $      -     $    130     $  8,912


Other physical property      1,508           -           -          834        2,342


Total non-utility
 property                 $ 10,290    $      -    $      -     $    964(B)  $ 11,254



(A) Other changes include the following: Additions of $5,539 materials salvaged;
    $1,731 charged to other income and clearing accounts and net miscellaneous items of $55; and deductions of $4,122 for removal costs.

(B) Other changes include the following: Additions of $1,030 charged to non-operating expenses; $6 for materials salvaged and deductions for net miscellaneous items of $72.

                                                                          SCHEDULE VIII
             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1993, 1992 and 1991
                             (Thousands of Dollars)
Column A                   Column B           Column C         Column D     Column E
                                              Additions
                                           (1)         (2)                  Balance
                           Balance at   Charged to   Charged                  at
                           beginning    costs and    to other               end of
Description                of period     expenses    accounts  Deductions    period
December 31, 1993
  Allowance for Uncollect-
   ible accounts:
     Customer accounts       $1,651       $2,428      $400      $2,453       $2,026
     Other accounts              61          129         4         134           60
                             $1,712       $2,557      $404(A)   $2,587(B)    $2,086

  Reserve for Claims
   and Damages               $3,521       $1,895      $146      $1,732(C)    $3,830

  Gas Turbine Maintenance
   Reserve                  $(2,532)      $1,367      $  -      $  210(C)   $(1,375)

December 31, 1992
  Allowance for Uncollect-
   ible accounts:
    Customer accounts        $1,670       $2,019      $393      $2,431      $ 1,651
    Other accounts               61           56         1          57           61
                             $1,731       $2,075      $394(A)   $2,488(B)   $ 1,712

  Reserve for Claims
   and Damages               $3,427       $2,043      $523      $2,472(C)   $ 3,521

 Gas Turbine Maintenance
  Reserve                   $(2,889)      $  622      $  -      $  265(C)   $(2,532)

December 31, 1991
  Allowance for Uncollect-
   ible accounts:
    Customer accounts        $1,874       $2,162      $328      $2,694       $1,670
    Other accounts               63           35        14          51           61
                             $1,937       $2,197      $342(A)   $2,745(B)    $1,731

  Reserve for Claims
   and Damages               $3,653       $1,631      $  -      $1,857(C)    $3,427

  Gas Turbine Maintenance
   Reserve                  $(2,138)      $  621      $  -      $1,372(C)   $(2,889)

(A) Includes collection of accounts previously written off of $404 in 1993, $394 in 1992, and $342 in 1991.
(B) Accounts considered uncollectible and charged off of $2,587 in 1993, $2,488 in 1992 and $2,745 in 1991.
(C) Payments of damage claims of $1,732 in 1993, $2,472 in 1992 and $1,857 in 1991 and maintenance expenses of $210 in 1993, $265 in 1992 and $1,372 in 1991.
/TABLE

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                            _______________________



                                   FORM 10-K



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF



                          THE SECURITIES ACT OF 1934



                           __________________________





Fiscal Year Ended December 31, 1993        Commission File Number 1-4315





                   ORANGE AND ROCKLAND UTILITIES, INC.
            (Exact name of Registrant as Specified in its Charter)




                                   EXHIBITS

                      Orange and Rockland Utilities, Inc.
                               Index of Exhibits
                                1993 Form 10-K


 * 3.1  Restated Certificate of Incorporation, as amended through
        April 14, 1988.  (Exhibit 4.1 to Registration Statement
        33-25359).

 * 3.2 By-Laws, as amended through April 11, 1990. (Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.1 Composite First Mortgage of the Company as Supplemented and Modified by Twenty-six Supplemental Indentures. (Exhibit 4.1 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.2 Twenty-seventh Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1980. (Exhibit 4.2 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.3 Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Exhibit 2.16 to Registration Statement
        No. 2-14159).

 * 4.6 Third Supplemental Indenture of Rockland Electric Company, dated as of August 15, 1965. (Exhibit 4.23 to Registration Statement No. 2-24682).

 * 4.11 Mortgage Trust Indenture of Pike County Light & Power Company, dated as of July 15, 1971. (Exhibit 4.31 to Registration Statement
        No. 2-45632).

 * 4.12 Twenty-eighth Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1982. (Exhibit 4.12 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 * 4.17 Twenty-ninth Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1984. (Exhibit 4.17 to Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4315).

 * 4.20 Thirtieth Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1986. (Exhibit 4.20 to Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4315).

 * 4.21 Thirty-first Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1988. (Exhibit 4.21 to Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4315).

 * 4.22 Thirty-second Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1990. (Exhibit 4.22 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.25 Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated March 1, 1990. (Exhibit 4.25 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.26 First Supplemental Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated March 7, 1990. (Exhibit 4.26 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

 * 4.27 Second Supplemental Indenture between the Company and the Bank of
        New York as Trustee regarding unsecured debt, dated October 15, 1992. (Exhibit 4.27 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 * 4.28 Thirty-third Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1992. (Exhibit 4.28 to Form 10-K for the fiscal year ended December 3, 1992, File No. 1-4315).

 * 4.29 Third Supplemental Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated as of March 1, 1993. (Exhibit 4.29 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 * 4.30 Ninth Supplemental Indenture of Rockland Electric Company, dated as of March 1, 1993. (Exhibit 4.30 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 *10.1  General Agreement: Bowline Point Generating Plant, dated as of
        October 10, 1969. (Exhibit 5(b) to Registration Statement No. 2-42156).

 *10.2 Financing Agreements, dated as of February 1, 1971. (Exhibit 5(a) to Registration Statement No. 2-42156).

 *10.7 New York Power Pool Agreement, dated July 16, 1985. (Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

 *10.8 Agreement governing the supply of residual fuel oil by Con Edison to Bowline Point Generating Station dated August 31, 1983. (Exhibit 10.18 to Form 10-K for fiscal year ended December 31, 1991, File No. 1-4315).

 *10.10 PJM Facilities Agreement, dated May 1, 1970, as amended
        December 12, 1972. (Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 +10.11 Officers' Supplemental Retirement Plan, as amended April 1, 1993.

 *10.12 Incentive Compensation Plan, amended January 3, 1991. (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

 *10.13 Severance Pay Plan, as amended January 3, 1991.  (Exhibit 10.13 to
        Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

 *10.14 Management Long-Term Disability Plan. (Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4315).

 *10.15 New York Power Authority Firm Purchase Contract, dated July 28, 1975.
        (Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

 *10.17 Coal Purchase and Sale Agreement among Orange and Rockland Utilities,
        Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated March 9, 1984, as amended through July 1, 1991. (Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1991, File
        No. 1-4315).

 *10.18 Agreement between Orange and Rockland Utilities, Inc., and Pittston
        Coal Sales Company, dated March 14, 1984 as amended through December 1, 1986. (Exhibit 10.18 to Form 10-K for the fiscal year ended
        December 31, 1992, File No. 1-4315).

 10.18A Amendment to the Agreement between Orange and Rockland Utilities, Inc., and Pittston Coal Sales Company, dated July 1, 1991 and executed May 5, 1993.

+*10.19 Employment contract between Orange and Rockland Utilities, Inc. and
        James F. Smith as amended December 1, 1990.  (Exhibit 10.19 to
        Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

  10.20 Orange and Rockland Utilities, Inc. Post Director Service Retainer Continuation Program, as amended April 14, 1993.

 *10.21 Electric Contract for the Sale of Firm Power and Energy by the
        Power Authority of the State of New York to Orange and Rockland Utilities, Inc., dated April 26, 1989, including Application dated April 20, 1989. (Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4315).

+*10.22 Form of Severance Agreement for Company Officers effective
        January 3, 1991. (Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

+*10.23 Performance Unit Incentive Plan effective December 3, 1992.  (Exhibit
        10.23 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

+*10.24 Award Agreement under the Performance Unit Incentive Plan applicable to P. J. Chambers, Jr., dated December 3, 1992. (Exhibit 10.24 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

+*10.25 Award Agreement under the Performance Unit Incentive Plan applicable to
        J. F. Smith dated December 3, 1992. (Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

   13 The Company's 1993 Annual Report to Shareholders to the extent identified in this Form 10-K Annual Report for the fiscal year ended December 31, 1993.

 *16 Letter from Grant Thornton (Exhibit 16 to Form 8-K/A dated February 22, 1994, File No. 1-4315).

 *21 Subsidiaries of the Company. (Exhibit 22 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

  24    Powers of Attorney.

 *99.1 Joint Cooperation Agreement between the Office of the Rockland County District Attorney and Orange and Rockland Utilities, Inc., dated November 3, 1993 (Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1993, File No. 1-4315).

  99.2  Complaint against James F. Smith dated March 16, 1994.

  99.3 Form 11-K for the Company's Management Employees' Savings Plan for the year ended December 31, 1993.

  99.4 Form 11-K for the Company's Hourly Group Savings Plan for the year ended December 31, 1993.

    +   Denotes executive compensation plans and arrangements.

    *   Incorporated by reference to the indicated filings.

        The securities issued relevant to each of the following agreements were not registered with the Securities and Exchange Commission and the total amount of securities authorized under each agreement does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, as provided in Item 601 of Regulation S-K, the following agreements are not filed as exhibits. The Company agrees, however, to furnish to the Commission a copy of each agreement upon request:

    - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of July 1, 1982.

    - Indenture of Trust between NYSERDA and The Bank of New York, as Trustee, relating to the Pollution Control Revenue Bonds (Orange and Rockland Utilities, Inc. Project) dated as of July 1, 1982.

    - First Supplemental Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of October 1, 1984.

    - First Supplemental Indenture of Trust between NYSERDA and The Bank of New York, as Trustee, relating to the 10 1/4% Pollution Control Revenue Bonds (Orange and Rockland Utilities, Inc. Projects), 1984 Series.

    - Second Supplemental Indenture of Trust between NYSERDA and the Bank of New York, as Trustee, relating to the 9% Pollution Control Revenue Bonds (Orange and Rockland Utilities, Inc. Projects), 1985 Series.

    - Second Supplemental Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of August 1, 1985.

    - First Supplemental Indenture, dated August 15, 1990, to the Indenture of Mortgage and Deed of Trust of Pike County Light & Power Company.

    - Eighth Supplemental Indenture of Rockland Electric Company, dated as of August 15, 1990.