Form 10-Q
period 1994-03-31
ORANGE & ROCKLAND UTILITIES INC
filed 1994-05-13
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    March 31, 1994

                                   OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



                                NONE
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                            Yes   X          No


    Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the latest practicable date.

      Common Stock - $5 Par Value           13,532,446 Shares
                 (Class)               (Outstanding at April 30, 1994)

                            TABLE OF CONTENTS




                                                                   Page
    PART I.  FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Consolidated Balance Sheets (Unaudited)
                at March 31, 1994
                and December 31, 1993                               2

              Consolidated Statements of Income (Unaudited)
                for the three months ended
                March 31, 1994 and March 31, 1993                   4

              Consolidated Cash Flow Statements (Unaudited)
                for the three months ended March 31, 1994 and
                March 31, 1993                                      5

              Notes to Consolidated Financial Statements            6

    ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 7


    PART II.  OTHER INFORMATION

    ITEM 1.   Legal Proceedings                                    14

    ITEM 6.   Exhibits and Reports on Form 8-K                     17

    Signatures                                                     18


                             PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets (Unaudited)
                                       Assets
                                                                March 31,   December 31,
                                                                  1994          1993
                                                                (Thousands of Dollars)
Utility Plant:
    Electric                                                   $  935,099   $  931,827
    Gas                                                           190,430      189,000
    Common                                                         52,570       52,525
           Utility Plant in Service                             1,178,099    1,173,352
    Less accumulated depreciation                                 380,203      372,279
           Net Utility Plant in Service                           797,896      801,073
    Construction work in progress                                  31,675       30,907
           Net Utility Plant                                      829,571      831,980

Non-utility Property:
    Non-utility property                                           35,144       35,049
    Less accumulated depreciation, depletion and amortization      13,288       13,041
           Net Non-utility Property                                21,856       22,008

Current Assets:
    Cash and cash equivalents                                       3,298       14,256
    Temporary cash investments                                      1,454        1,447
    Customer accounts receivable, less allowance for
      uncollectible accounts of $2,020 and $2,026                  74,998       60,289
    Accrued utility revenue                                        20,302       23,017
    Other accounts receivable, less allowance for
      uncollectible accounts of $170 and $60                       11,679       11,619
    Gas marketing accounts receivable, less allowance
      for uncollectible accounts of $533 and $513                  51,712       49,206
    Materials and supplies (at average cost)                       27,745       39,062
    Prepayments and other current assets                           61,003       40,626
           Total Current Assets                                   252,191      239,522

Deferred Debits:
    Income tax recoverable in future rates                         75,095       75,468
    Extraordinary property loss - Sterling nuclear project         14,146       15,481
    Deferred Order No. 636 transition costs                        17,680       21,500
    Deferred revenue taxes                                         17,753       17,588
    Deferred pension and other postretirement benefits              9,111        7,277
    Unamortized debt expense (amortized over
      term of securities)                                           8,286        8,565
    Other deferred debits                                          37,178       41,584
           Total Deferred Debits                                  179,249      187,463

           Total                                               $1,282,867   $1,280,973
                                                               __________   __________


The accompanying notes are an integral part of these statements.
/TABLE

                  ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets (Unaudited)
                             Capitalization and Liabilities
                                                                 March 31,  December 31,
                                                                   1994         1993
                                                                (Thousands of Dollars)
Capitalization:
    Common stock (13,532,446 and 13,532,055 shares outstanding)$   67,662   $   67,660
    Premium on capital stock                                      130,320      130,313
    Capital stock expense                                          (6,107)      (6,108)
    Retained earnings                                             188,908      184,179
           Total Common Stock Equity                              380,783      376,044
    Non-redeemable preferred stock (428,443 shares
      outstanding)                                                 42,844       42,844
    Non-redeemable cumulative preference stock (13,321
      and 13,590 shares outstanding)                                  434          443
           Total Non-Redeemable Stock                              43,278       43,287
    Redeemable preferred stock (41,580 shares outstanding)          4,158        4,158
    Long-term debt                                                380,093      380,266
           Total Capitalization                                   808,312      803,755

Non-current Liabilities:
    Reserve for claims and damages                                  4,068        3,830
    Postretirement benefits                                         9,165        6,719
    Pension costs                                                  35,442       34,275
    Obligation under capital leases                                   666          793
           Total Non-current Liabilities                           49,341       45,617

Current Liabilities:
    Lease obligations due within one year                             489          479
    Long-term debt due within one year                                990          984
    Preferred stock to be redeemed within one year                  1,384        1,384
    Notes payable                                                   3,100        1,200
    Commercial paper                                               36,250       45,000
    Accounts payable                                               55,403       57,359
    Gas marketing accounts payable                                 52,796       54,247
    Dividends payable                                                   3          752
    Customer deposits                                               5,780        5,807
    Accrued Federal income and other taxes                         18,331        9,586
    Accrued interest                                                4,192        9,877
    Refundable gas costs                                            3,755        8,967
    Other current liabilities                                      17,095       17,114
           Total Current Liabilities                              199,568      212,756

Deferred Taxes and Other:
    Deferred Federal income taxes                                 170,100      172,672
    Deferred investment tax credits                                17,796       18,004
    Accrued Order No. 636 transition costs                         17,680       21,500
    Refundable fuel costs                                          17,299        4,405
    Other deferred credits                                          2,771        2,264
           Total Deferred Taxes and Other                         225,646      218,845

           Total                                               $1,282,867   $1,280,973
                                                               __________   __________


The accompanying notes are an integral part of these statements.
/TABLE

                      ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income (Unaudited)
                                                                               Three Months
                                                                             Ended March 31,
                                                                             1994      1993
                                                                          (Thousands of Dollars)
Operating Revenues:
  Electric                                                                 $111,146  $109,156
  Gas                                                                        81,403    70,782
  Electric sales to other utilities                                           3,141     1,740
          Total Utility Revenues                                            195,690   181,678
  Diversified activities                                                     96,985    82,352
          Total Operating Revenues                                          292,675   264,030
Operating Expenses:
  Operations:
    Fuel used in electric production                                         25,055    16,298
    Electricity purchased for resale                                         10,972    17,225
    Gas purchased for resale                                                 50,166    41,997
    Non-utility gas marketing purchases                                      91,075    78,418
    Other expenses of operation                                              36,051    35,671
  Maintenance                                                                10,072     9,057
  Depreciation and amortization                                               8,711     8,476
  Amortization of property losses                                             1,416     1,304
  Taxes other than income taxes                                              26,155    24,404
  Federal income taxes                                                       11,097    11,879
  Deferred Federal income taxes                                              (2,230)   (4,350)
  Deferred investment tax credit                                                (30)      (80)
          Total Operating Expenses                                          268,510   240,299
Income from Operations                                                       24,165    23,731
Other Income and (Deductions):
  Allowance for other funds used during construction                             30        (1)
  Investigation costs                                                        (3,212)        -
  Other - net                                                                   399      (189)
  Taxes other than income taxes                                                 (26)      (27)
  Federal income taxes                                                        1,080       195
  Deferred Federal income taxes                                                 (39)      (34)
  Deferred investment tax credit                                                178       197
          Total Other Income and (Deductions)                                (1,590)      141
Income Before Interest Charges                                               22,575    23,872
Interest Charges:
  Interest on long-term debt                                                  7,492     7,885
  Other interest                                                                796       717
  Amortization of debt premium and expense-net                                  301       218
  Allowance for borrowed funds used during
    construction                                                                (82)      (32)
          Total Interest Charges                                              8,507     8,788
Net Income                                                                   14,068    15,084
Dividends on preferred and preference stock,
  at required rates                                                             813       841
Earnings applicable to common stock                                        $ 13,255  $ 14,243
                                                                           ________  ________

Avg. number of common shares outstanding (000's)                             13,532    13,531
                                                                           ________  ________

Earnings per average common share outstanding                              $    .98  $   1.05
                                                                           ________  ________

Dividends declared per common share outstanding                            $    .63  $    .62
                                                                           ________  ________

The accompanying notes are an integral part of these statements.
/TABLE

                      ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                          Consolidated Cash Flow Statements (Unaudited)
                                                               Three Months Ended
                                                                   March 31,
                                                              1994          1993
                                                            (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                  $14,068       $15,084
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization                                 8,865         8,502
Deferred Federal income taxes                                (2,198)       (4,326)
Deferred investment tax credit                                 (208)         (277)
Deferred and refundable fuel and gas costs                    7,682        12,045
Allowance for funds used during construction                   (112)          (31)
Changes in certain current assets and liabilities:
   Temporary cash investments                                    (7)          878
   Accounts and gas marketing accounts receivable,
     net and accrued utility revenues                       (14,560)      (15,468)
   Materials and supplies                                    11,317        10,338
   Prepayments and other current assets                     (20,377)       (4,419)
   Operating and gas marketing accounts payable              (3,407)      (12,088)
   Accrued Federal Income and other taxes                     8,745        16,785
   Accrued interest                                          (5,685)         (868)
   Other current liabilities                                    (46)        3,915
Other-net                                                     8,862        (2,148)
Net Cash Provided from Operations                            12,939        27,922

Cash Flow from Investing Activities:
Additions to plant                                           (6,766)       (8,332)
Allowance for funds used during construction                    112            31
Net Cash Used in Investing Activities                        (6,654)       (8,301)

Cash Flow from Financing Activities:
Proceeds from:
   Issuance of long-term debt                                     -        75,000
Retirements of:
   Long-term debt                                              (189)      (74,516)
   Capital lease obligations                                   (117)         (108)
Net repayments under short-term debt
  arrangements*                                              (6,850)         (250)
Dividends on preferred and common stock                      (9,338)       (9,163)
Change in dividends payable                                    (749)            1
Net Cash Used in Financing Activities                       (17,243)       (9,036)
Net Change in Cash and Cash Equivalents                     (10,958)       10,585
Cash and Cash Equivalents at Beginning of Period             14,256        15,378
Cash and Cash Equivalents at End of Period                  $ 3,298       $25,963
                                                            _______       _______

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
      Interest, net of amounts capitalized                  $13,972       $ 9,334
      Federal income taxes                                  $     -       $ 1,050

* Debt with maturities of 90 days or less.

 The accompanying notes are an integral part of these statements.
/TABLE

             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 31, 1994, the consolidated statements of income for the three month periods ended March 31, 1994 and 1993, and the consolidated cash flow statements for the three month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 1994, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1993 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 Annual Report to Shareholders. The results of operations for the period ended March 31, 1994 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All significant intercompany balances and transactions have been eliminated.

4. Contingencies at March 31, 1994 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1993 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1993 Form 10-K Annual Report.

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postretirement Benefits" which required the recording of a liability of approximately $.8 million. The adoption of Statement No. 112 did not have a significant impact on the results of current operations because of the recording of offsetting regulatory assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:
                             Financial Performance

The Company's consolidated earnings per average common share outstanding for the first quarter of 1994 were $.98 as compared to $1.05 for the first quarter of 1993. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding for both the first quarter of 1994 and 1993 were 13.5 million.

The current quarterly dividend rate of $.63 is equivalent to an annual dividend rate of $2.52 per share. Dividends declared during the twelve months ended March 31, 1994 amounted to $2.51 with a dividend payout ratio of 84.0% as compared to $2.45 a year ago with a payout ratio of 72.6%.

The return on average common equity for the twelve months ended March 31, 1994 was 10.85%, as compared to 12.58% for the twelve months ended March 31, 1993.

Allowance for Funds Used During Construction ("AFDC") amounted to less than 1% of earnings applicable to common stock for both the first quarter of 1994 and 1993.

                        Capital Resources and Liquidity

At March 31, 1994, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $59 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $15.0 million at March 31, 1994, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments. The average daily balance of short-term borrowings for the three months ended March 31, 1994 amounted to $44.3 million at an effective interest rate of 3.5% as compared to $34.3 million at 3.2% for the same period of 1993. The level of temporary cash investments for the three months ended March 31, 1994 increased to an average daily balance of $14.6 million from $9.1 million for the same period of 1993.

Effective May 1, 1994, all shares of common stock purchased under the Company's Dividend Reinvestment and Stock Purchase Plan (DRP) and the Employee Stock Purchase and Dividend Reinvestment Plan (ESPP) with reinvested dividends and optional cash payments, will be original issue shares purchased from the Company. At the option of the Company, however, common stock purchased under the DRP and ESPP may again or periodically be purchased on the open market. The New York Public Service Commission has authorized the Company to issue up to 750,000 shares under the DRP and ESPP. Under the original issue option, the Company expects to raise $38 million of equity capital over the next five years.

                                Rate Activities

New York

On February 4, 1993 (revised April 8, 1993), the Company filed with the New York State Public Service Commission ("NYPSC") the second adjustment to electric rates pursuant to the Revenue Decoupling Mechanism ("RDM") which amounted to an increase in annual revenues of $11.3 million, or 3.5%, including the maximum allowable incentive award of 1.06% on common equity. This second adjustment was approved by the NYPSC on April 21, 1993, with new rates effective May 1, 1993.

The RDM procedures were approved by the NYPSC on August 29, 1990, in a rate agreement which provided, among other things, for annual rate adjustments during the three years covered by the agreement (1991-1993). These procedures provide for the reconciliation of revenue deviations between forecasted sales and actual sales. In addition, the RDM provides for the opportunity to recover changes in the cost of providing service such as wages, property taxes, inflation, capacity purchases, major maintenance costs, rate base additions and the cost of capital.

On September 1, 1993, the Company filed with the NYPSC the first adjustment to gas rates pursuant to a settlement agreement that the Company and the NYPSC Staff entered into regarding an application the Company filed with the NYPSC on January 16, 1992. The agreement, approved by the NYPSC on September 30, 1992, contains a weather adjustment clause which automatically adjusts rates to offset the effects of variations in weather from that assumed for setting rates. The four-year agreement provides for an overall rate of return of 10.26%, with a return on common equity of 12.15% including incentives of 50 basis points. The total increase in annual gas revenues is $2.7 million or 1.8%. Although the settlement provides for an effective date for this adjustment of January 1, 1994, the Company has agreed to extend the effective date until June 30, 1994, in connection with the Order described below, which was issued in the Company's electric rate case on October 4, 1993. The Company has requested an additional extension until December 31, 1994.

On January 29, 1993, the Company filed with the NYPSC for an increase in electric rates of $17.1 million to be effective January 1, 1994. The rate application seeks a three-year (1994-1996) extension of the RDM revenue reconciliation and operating cost adjustment procedures currently in place. Continuation of the modified energy efficiency and customer service incentive programs is also requested. In addition, the Company is requesting implementation of a new power plant efficiency incentive. The rate increase request includes a 12.25% return on equity. On October 4, 1993, the NYPSC, as a result of the investigation into alleged financial improprieties, issued an Order in this case (the "Order") which provided that, subject to certain conditions, the Company could agree to a six-month extension of the NYPSC's statutory suspension period to June 30, 1994. Reference is made to Item 1, "Legal Proceedings", for a discussion of ongoing investigations of the Company in connection with the arrest in August, 1993 of then Vice President Linda Winikow and her subsequent guilty plea to a felony and two misdemeanor charges. The Company has agreed to the extension of the suspension period and the associated conditions. A condition of the Order is that the Company continue existing rate-making mechanisms, prescribed under the RDM procedure, for the duration of the suspension period. In addition, the Order specified that up to $3.0 million of revenue be made subject to refund pending final resolution of the ongoing investigation. A request for further extension through December 31, 1994, under the same conditions, was made by the Company on December 17, 1993. The NYPSC staff has submitted comments opposing some of the terms of the Company's extension. On May 11, 1994, the NYPSC terminated the Company's rate increase application. The NYPSC determined that current rates offer the Company a reasonable opportunity to earn a fair return as required by law. In addition, the NYPSC ordered a reduction in the RDM surcharge mechanism of approximately $3.9 million effective July 1, 1994. The reduction reflects the lower results of the RDM reconciliation provisions for 1993 as compared to 1992. Further details of the NYPSC's action will not be available until an order is issued.

As part of the Order, the NYPSC accepted the Company's proposal for a two-month temporary rate reduction of $115,000 per month related to the misappropriation of funds. The Company voluntarily extended the temporary rate reduction for a third month, through January 1994, bringing the total amount refunded to New York ratepayers to $345,000. It is not possible to predict at this time the extent of additional refunds that may be required by the NYPSC, if any.

New Jersey

In January 1992, an increase in electric rates of $5.1 million was granted by the New Jersey Board of Regulatory Commissioners ("NJBRC") in response to Rockland Electric Company's ("RECO's") March 18, 1991 petition requesting a $12.9 million increase in base rates. This increase includes a 12% rate of return on common equity. In addition, the NJBRC initiated a Phase II proceeding in this case to address the effect of the State of New Jersey's June 1, 1991 tax legislation. That legislation changed the procedure under which certain taxes are collected from the State's utilities. Previously, utilities had been subject to a 12.5% gross receipts and franchise tax, which the utilities paid in lieu of property taxes; however, the new tax is based upon the number of units of energy (kwh or therms) delivered by a utility rather than revenues. The legislation also requires that utilities accelerate payment to the State of the taxes collected. As a result, RECO is required to make additional tax payments of approximately $16 million during the period 1993-1994. On November 12, 1992, the NJBRC issued a Decision and Order approving the recovery of the additional tax over a ten-year period. A carrying charge of 7.5% on the unamortized balance was also approved. The amount of unrecovered accelerated payments is included in Deferred Revenue Taxes.

On February 26, 1993 the New Jersey Department of Public Advocate, Division of Rate Counsel ("Rate Counsel") filed a Notice of Appeal from the NJBRC Decision and Order with the Superior Court of New Jersey, Appellate Division, stating as grounds for the appeal that the Decision is arbitrary and capricious and would result in unjust and unreasonable rates. Rate Counsel's brief and RECO's brief in response were filed in October 1993. On March 21, 1994, the Superior Court of New Jersey, Appellate Division, upheld the NJBRC Decision, stating the NJBRC used proper rate-making principles and utilized its expertise.

Under an agreement with the NJBRC to return to customers funds misappropriated by certain former employees (Reference is made to Item 1, "Legal Proceedings" for a discussion of ongoing investigations of the Company in connection with the arrest in August, 1993 of then Vice President Linda Winikow and her subsequent guilty plea to a felony and two misdemeanor charges), RECO has refunded to New Jersey ratepayers $94,100 through reductions in the applicable fuel adjustment charges in February and March 1994. The Company has also pledged to return any other funds that are discovered to have been misappropriated.

Pennsylvania

On November 19, 1992, Pike County Light & Power Company ("Pike") filed with the Pennsylvania Public Utility Commission ("PPUC") for a $497,000 increase in electric rates and a $36,300 increase in gas rates. The proposed rates apply to all residential, commercial, industrial and municipal customers. During April 1993, the Company and the other parties involved in this proceeding signed a stipulated agreement providing for an increase of $270,000, or 6.6% for electric rates and $12,000, or 1.5% for gas rates. On June 10, 1993, the PPUC approved the electric rate settlement with rates effective
June 11, 1993. On June 24, 1993, the PPUC approved the gas rate settlement with rates effective June 25, 1993. With regard to the ongoing investigation into the alleged financial improprieties, Pike has pledged to return to ratepayers any funds discovered to have been misappropriated.

Results of Operations:

                             QUARTERLY COMPARISON


The earnings per share for the first quarter of 1994 were $.98 as compared to $1.05 for the first quarter of 1993. The decrease reflects the expenses associated with the continuing investigation and litigation involving the Company's former chairman and chief executive officer as well as other former employees. The costs were offset in part by the improved operating results of the Company's gas marketing subsidiary and higher utility gas sales as compared with the same period a year ago.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $14.0 million in the first quarter of 1994 as compared to the same quarter of 1993.

Electric operating revenues during the current quarter were $114.3 million as compared to $110.9 million for the first quarter of 1993, an increase of $3.4 million. The components of the changes in electric operating revenues for the quarter ended March 31, 1994 as compared to the same quarter of 1993 are as follows:

                                               (Millions of Dollars)
     Retail sales:
       Base Revenues*                                $ 1.9
       Fuel cost recoveries                              -
       Sales volume changes                            2.6
           Subtotal                                    4.5
     Sales for resale                                  1.4
     Other operating revenue:
       RDM revenue reconciliation
         and DSM incentives                           (1.9)
       Other                                           (.6)
            Total                                    $ 3.4
                                                     _____

     *Includes miscellaneous surcharges and revenue tax recoveries.

Actual total sales of electric energy to retail customers during the first quarter of 1994 were 1,086,738 megawatt hours ("Mwh"), compared with 1,051,758 Mwh during the comparable period a year ago. This increase is the result of increases in usage and the average number of customers when compared to the same period a year ago. Before reflecting the effect of the RDM and the Demand-Side Management ("DSM") incentives in the Company's New York jurisdiction, electric revenue associated with these sales was $112.7 million during the current quarter compared to $108.2 million during the first quarter of 1993, an increase of $4.5 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, net of fuel and taxes, amounted to $50.4 million for the first quarter of 1994. Per RDM procedures, deviations between revenue targets and actual sales revenue are deferred and either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $52.3 million for the first quarter of 1994 was $1.9 million, which is recorded as a reduction to revenue. In the first quarter of 1993, the Company recorded .6 million as a reduction to revenue.

With regard to the DSM goal achievement incentives, the Company's performance during the first quarter of 1994 did not allow it to record any incentive related revenue. The incentive revenue recorded in 1993 was $.8 million.

The Company's performance during the remainder of 1994 will determine what, if any, incentive revenue or RDM revenue adjustments may be earned.

Revenues from sales to other utilities in the first quarter of 1994 amounted to $3.1 million, an increase of $1.4 million from a year ago. Sales to such utilities totaled 104,512 Mwh, compared with 59,856 Mwh in the first quarter a year ago. Because revenues from these sales are primarily a recovery of costs in accordance with applicable tariff regulations, they have little impact on the Company's annual earnings.

Gas operating revenues during the quarter were $81.4 million compared to $70.8 million for the first quarter of 1993, an increase of $10.6 million. The components of the changes in gas operating revenues for the quarter ended March 31, 1994 as compared to the same quarter of 1993 are as follows:

                                               (Millions of Dollars)

     Sales to firm customers:
          Base revenues                           $   (1.6)
          Gas cost recoveries                          8.7
          Sales volume changes                         2.5
            Subtotal                                   9.6
     Sales to interruptible                            1.3
     Other operating revenues                          (.3)
            Total                                 $   10.6
                                                  ________


Gas sales to firm customers during the first quarter of 1994 totaled 10,528 million cubic feet ("Mmcf"), compared with 9,674 Mmcf during the same period a year ago. Gas revenues from firm customers were $77.5 million, compared with $67.9 million in the first quarter of 1993.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas
Marketing

The cost of fuel used in the production of electricity and purchased electricity costs increased by $2.5 million during the first quarter of 1994 when compared to the same quarter of 1993. The components of the change are as follows:

                                               (Millions of Dollars)

     Prices paid for fuel and purchased power       $   .1
     Changes in kilowatt-hours generated
       or purchased                                    2.8
     Deferred fuel charge                              (.4)
          Total                                     $  2.5
                                                    ______


The average cost per kilowatt-hour generated and purchased was 2.77 cents for the quarters ended March 31, 1994 and 1993.

Purchased gas costs for utility operations were $50.2 million in the first quarter of 1994 compared to $42.0 million in 1993, an increase of $8.2 million. The components of the changes in purchased gas costs are as follows:

                                               (Millions of Dollars)

     Prices paid for gas supplies*                    $ 5.8
     Gas sendout volume                                 3.6
     Deferred fuel charges                             (1.2)
          Total                                       $ 8.2
                                                      _____


     *Net of refunds received from gas suppliers.

The average cost per thousand cubic feet ("Mcf") purchased for the first quarter of 1994 including transportation and storage costs, was $3.04 compared to $2.56 in the first quarter of 1993.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses excluding fuel, purchased power and gas purchased for resale for the first quarter, increased by $4.9 million compared with a year ago. The increase in expenses associated with utility operations was $3.7 million.

This increase is primarily due to an increase of $2.6 million in revenue taxes associated with sales and Federal income taxes, while maintenance costs increased $1.0 million due to the timing of maintenance requirements.
Expenses from diversified activities, excluding gas purchases, amounted to an increase of $1.2 million, as discussed below.

Diversified Activities

The Company's diversified activities consist of gas marketing, gas production, land development and communications businesses conducted by its wholly owned non-utility subsidiaries.

Revenues from diversified activities increased by $14.6 million for the first quarter of 1994 as compared to the same quarter of 1993, as a result of the gas marketing subsidiary's success in adding customers while increasing its sales volume. These revenues were offset by increases in operating expenses for all diversified activities of $13.9 million, which is the result of increased gas purchases of $12.7 and increases in maintenance, depreciation, taxes, and other operating expenses of $1.2 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $1.5 million during the first quarter of 1994 when compared to the first quarter of 1993. This decrease is primarily the result of an increase in outside professional and consultative services related to the previously referenced ongoing investigation, partially offset by a decrease in interest expense on long term debt resulting from lower interest rates on debt refinancings.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

Investigation Related Litigation:

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of an action entitled Orange and Rockland Utilities, Inc. v. Smith ("Smith"), which was filed by the Company in New York State Supreme Court. As stated therein, the complaint alleges, among other things, that James F. Smith, currently a Director of the Company and formerly Chief Executive Officer of the Company and Chairman of the Board (1) intentionally misappropriated and converted Company funds, assets and services to his own use by causing the Company to pay, through the submission of false and inaccurate expense reports, for personal expenses associated with his travel, entertainment, purchases of merchandise, use of Company vendors and use of the Company's conference center facilities; (ii) engaged in a pattern of excessive and extravagant expenditures of Company funds in connection with purported business travel, entertainment and Company-sponsored events that had no legitimate business purpose or conferred little or no benefit to the Company's business, and constituted waste of corporate assets; and (iii) failed to institute and maintain adequate internal controls, failed to supervise subordinate employees including former Company Vice President Linda Winikow, and knowingly permitted, induced and authorized the personal use of Company funds, assets and services by other Company officers. Mr. Smith has received an extension to May 12, 1994 to file a motion or answer in this action.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of the termination for cause of the employment of James F. Smith as Chief Executive Officer of the Company and his removal as Chairman of the Board of Directors. As stated therein, Mr. Smith has the right under his employment agreement with the Company to contest his termination for cause in an arbitration proceeding. By letter to the Company dated May 5, 1994, Mr. Smith, through his attorney, has indicated his intention to seek arbitration of his termination for cause and the Company's claims asserted against him in the Smith litigation. The Company does not believe that the claims asserted in its lawsuit should be subject to arbitration.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of an action entitled Orange and Rockland Utilities, Inc. v. Winikow et al., which was filed under the Federal Racketeer Influenced and Corrupt Organizations Act ("RICO") by the Company in the United States District Court, Southern District of New York. As reported there, the Company alleges that the defendants - a former Company Vice President, three other former Company employees and two vendors - engaged in a conspiracy to divert monies from the Company through the submission of false and fraudulent invoices totaling approximately $155,000 in order to pay personal expenses of and/or to provide personal services to the defendants. In addition, the Company alleges that the defendants made various contributions to political candidates consisting of money and services diverted from the Company. Accordingly, the Company seeks treble damages as called for by the RICO statute, punitive damages, attorney's fees, interest and court costs. At a status conference held on April 22, 1994, Judge Brieant scheduled a further conference with regard to this action on July 22, 1994.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of a criminal action brought against Linda Winikow, a former Vice President of the Company, by the Rockland County (New York) District Attorney and her subsequent guilty pleas to charges of grand larceny (a class D felony), commercial bribery (a class A misdemeanor), and making a campaign contribution under a false name (an unclassified misdemeanor), which pleas were entered in the Supreme Court of the State of New York. Ms. Winikow's sentencing on these pleas, originally scheduled for April 7, 1994, has been rescheduled to the Fall of 1994.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of an action entitled Feiner v. Orange and Rockland Utilities, Inc., et al., a purported ratepayer class action complaint against the Company which was filed in the United States District Court, Southern District of New York. As stated therein, the complaint alleges that the defendants violated RICO and New York common law by using false and misleading testimony to obtain rate increases from the NYPSC and used funds obtained from ratepayers in furtherance of an alleged scheme to make illegal campaign contributions and other illegal payments. Plaintiffs seek damages in the amount of $900 million (which they seek to treble pursuant to the RICO statute). On
February 18, 1994, the Company filed a motion to dismiss this action. On April 11, 1994, plaintiff filed its opposition to this motion and on April 21, 1994, the Company filed its reply. A hearing on the motion to dismiss was held before Judge Brieant on April 22, 1994.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of an action entitled Patents Management Corporation v. Orange and Rockland Utilities, Inc., et al. ("Patents Management"), a purported shareholder derivative complaint filed in the Supreme Court of the State of New York, County of New York, and Gross v. Orange and Rockland Utilities, Inc. ("Gross"), a purported shareholder class action complaint, filed in the United States District Court, Southern District of New York. At a status conference held on April 22, 1994, Judge Brieant scheduled a further conference with regard to the Gross litigation on July 22, 1994. Plaintiff's attorney in Patents Management has agreed to proceed in this litigation according to the schedule set by Judge Brieant with regard to the Gross suit.

     On March 31, 1994, Bernstein v. Orange and Rockland Utilities, Inc. and James F. Smith, a purported shareholder class action complaint, was filed in the United States District Court, Southern District of New York. Plaintiff alleges that various Securities and Exchange Commission ("SEC") filings of the Company during the period between March 2 and August 18, 1993 contained false and misleading information or omitted to state material facts necessary to make the statements therein not misleading, and thereby violated Section 10 of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by failing to disclose what the plaintiff alleges was a "scheme" by the Company to make illegal political payments and campaign contributions to various public officials and politicians. As a result, plaintiff claims, during such period persons who purchased the Company's stock did so at artificially inflated prices. The Bernstein complaint seeks unspecified money damages. The Company intends to vigorously contest the claims brought against it in this complaint. At a status conference held on April 22, 1994, Judge Brieant scheduled a further conference with regard to this action on July 22, 1994.

     The Bernstein complaint also asserts a claim against Mr. Smith under
Section 20 of the Exchange Act. Plaintiff alleges that during the time period in question, Mr. Smith, then the Chief Executive Officer of the Company and Chairman of the Company's Board of Directors, was a controlling person of the Company and thus should be held liable under Section 20 for causing, or preventing the Company from engaging in, the wrongful acts alleged in the complaint.

Other Litigation:

     On March 29, 1994, the Company received a third party summons and complaint naming it as one of 22 third party defendants in Carpenters Local No. 964 Pension Fund v. DiGiacinto et al., filed in the Supreme Court of the State of New York, County of New York. This complaint stems from an underlying action, Guarino et al. v. Carpenters Local No. 964 Pension Fund ("Guarino"), brought by residents of a subdivision who allege that homes developed and sold by the Carpenters Local No. 964 Pension Fund (the "Pension Fund") were constructed on the site of a former landfill. Plaintiffs claim that the deterioration of wallboard materials buried at the site has resulted in a continuous release of hydrogen sulfide gas which has rendered the houses unfit for dwelling. Plaintiffs seek damages in excess of $25,000,000.

     The third party complaint, as it relates to the Company, alleges that (1) the Company owned land that ultimately became part of the subdivision; (2) the Company permitted the dumping of wallboard materials on its former property; and (3) certain improvements constructed by the Company on property adjacent to the subdivision altered the flow of ground and surface water, contributing to the production of hydrogen sulfide gas. The third party complaint seeks to hold the Company responsible for any liability incurred by the Pension Fund as a result of the Guarino action. On April 26, 1994, a status and scheduling conference was held before Judge Howard Miller pursuant to which an order was issued establishing the procedural schedule for the case. The discovery phase of the case is currently scheduled to be completed by August 15, 1995. On April 27, 1994, the Company filed its answer denying the claims asserted against it in this matter.

     By letter dated April 11, 1994, the State of New York, Department of Law has indicated that the Attorney General is contemplating the filing of a public nuisance action against the defendant and all third party defendants with regard to this matter.

Regulatory Matters:

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of an electric rate case filed by the Company with the NYPSC on January 29, 1993, (Case 93-E-0082) requesting a $17.1 million (4.8%) annual increase in electric revenues. At its open session on May 11, 1994 the NYPSC announced its decision to terminate the Company's electric rate case. Further information regarding Case 93-E-0082 is contained under the caption "Rate Activities" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6.  Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K

     Reference is made to Item 14(b), Reports on Form 8-K, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, for a description of (a) a Current Report on Form 8-K dated February 10, 1994, filed by the Company with the SEC on February 17, 1994; (b) a Form 8-K/A dated February 10, 1994, filed by the Company with the SEC on February 22, 1994; and
(c) a Current Report on Form 8-K dated March 14, 1994, filed by the Company with the SEC on March 15, 1994.

     On April 13, 1994, the Company filed with the SEC a Current Report on Form 8-K dated March 31, 1994, disclosing the filing of the Bernstein suit. Reference is made to Item 1, Part II, "Legal Proceedings", of this Form 10-Q Quarterly Report for further description of this suit.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    ORANGE AND ROCKLAND UTILITIES, INC.
                                               (Registrant)




     Date:  May 12, 1994            By   TERRY L. DITTRICH
                                         Terry L. Dittrich
                                         Acting Controller





     Date:  May 12, 1994            By   ROBERT J. McBENNETT
                                         Robert J. McBennett
                                         Treasurer