Form 10-Q
period 1994-06-30
ORANGE & ROCKLAND UTILITIES INC
filed 1994-08-11
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    June 30, 1994

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

Common Stock - $5 Par Value                    13,590,075 Shares
         (Class)                         (Outstanding at July 29, 1994)




                            TABLE OF CONTENTS





                                                                Page
     PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated Balance Sheets (Unaudited)
             at June 30, 1994 and December 31, 1993              1

             Consolidated Statements of Income (Unaudited)
             for the three months and six months ended
             June 30, 1994 and June 30, 1993                     3

             Consolidated Cash Flow Statements (Unaudited)
             for the six months ended June 30, 1994 and
             June 30, 1993                                       4

             Notes to Consolidated Financial Statements          5

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 6


     PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings                                   17

     ITEM 4. Submission of Matters to a Vote of Security
             Holders                                             19

     ITEM 6. Exhibits and Reports on Form 8-K                    20

     Signatures                                                  21

                             PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets (Unaudited)
                                       Assets
                                                                 June 30,   December 31,
                                                                  1994          1993
                                                                (Thousands of Dollars)

Utility Plant:
    Electric                                                   $  939,337   $  931,827
    Gas                                                           192,321      189,000
    Common                                                         52,849       52,525
           Utility Plant in Service                             1,184,507    1,173,352
    Less accumulated depreciation                                 387,455      372,279
           Net Utility Plant in Service                           797,052      801,073
    Construction work in progress                                  33,178       30,907
           Net Utility Plant                                      830,230      831,980

Non-utility Property:
    Non-utility property                                           35,242       35,049
    Less accumulated depreciation, depletion and amortization      13,536       13,041
           Net Non-utility Property                                21,706       22,008

Current Assets:
    Cash and cash equivalents                                       5,771       14,256
    Temporary cash investments                                        949        1,447
    Customer accounts receivable, less allowance for
      uncollectible accounts of $2,001 and $2,026                  59,599       60,289
    Accrued utility revenue                                        19,888       23,017
    Other accounts receivable, less allowance for
      uncollectible accounts of $249 and $60                       11,251       11,619
    Gas marketing accounts receivable, less allowance
      for uncollectible accounts of $283 and $513                  44,697       49,206
    Materials and supplies (at average cost)                       31,313       39,062
    Prepayments and other current assets                           48,352       40,626
           Total Current Assets                                   221,820      239,522

Deferred Debits:
    Income tax recoverable in future rates                         74,783       75,468
    Extraordinary property loss - Sterling nuclear project         12,810       15,481
    Deferred Order No. 636 transition costs                        16,390       21,500
    Deferred revenue taxes                                         17,458       17,588
    Deferred pension and other postretirement benefits             10,817        7,277
    Unamortized debt expense (amortized over
      term of securities)                                           8,019        8,565
    Other deferred debits                                          45,042       41,584
           Total Deferred Debits                                  185,319      187,463

           Total                                               $1,259,075   $1,280,973



The accompanying notes are an integral part of these statements.
/TABLE

                  ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets (Unaudited)
                              Capitalization and Liabilities
                                                                  June 30,  December 31,
                                                                   1994         1993
                                                                (Thousands of Dollars)
Capitalization:
    Common stock (13,585,167 and 13,532,055 shares
      outstanding)                                             $   67,926   $   67,660
    Premium on capital stock                                      131,878      130,313
    Capital stock expense                                          (6,107)      (6,108)
    Retained earnings                                             173,443      184,179
           Total Common Stock Equity                              367,140      376,044
    Non-redeemable preferred stock (428,443 shares
      outstanding)                                                 42,844       42,844
    Non-redeemable cumulative preference stock (13,234
      and 13,590 shares outstanding)                                  431          443
           Total Non-Redeemable Stock                              43,275       43,287
    Redeemable preferred stock (41,580 shares outstanding)          4,158        4,158
    Long-term debt                                                379,772      380,266
           Total Capitalization                                   794,345      803,755

Non-current Liabilities:
    Reserve for claims and damages                                  4,160        3,830
    Postretirement benefits                                        11,527        6,719
    Pension costs                                                  36,742       34,275
    Obligation under capital leases                                   539          793
           Total Non-current Liabilities                           52,968       45,617

Current Liabilities:
    Lease obligations due within one year                             498          479
    Long-term debt due within one year                              1,067          984
    Preferred stock to be redeemed within one year                  1,384        1,384
    Notes payable                                                  10,050        1,200
    Commercial paper                                               13,345       45,000
    Accounts payable                                               44,165       57,359
    Gas marketing accounts payable                                 46,982       54,247
    Dividends payable                                              10,260          752
    Customer deposits                                               5,850        5,807
    Accrued Federal income and other taxes                          8,313        9,586
    Accrued interest                                                9,933        9,877
    Refundable gas costs                                            7,286        8,967
    Other current liabilities                                      27,920       17,114
           Total Current Liabilities                              187,053      212,756

Deferred Taxes and Other:
    Deferred Federal income taxes                                 170,362      172,672
    Deferred investment tax credits                                17,587       18,004
    Accrued Order No. 636 transition costs                         16,390       21,500
    Refundable fuel costs                                          18,065        4,405
    Other deferred credits                                          2,305        2,264
           Total Deferred Taxes and Other                         224,709      218,845

           Total                                               $1,259,075   $1,280,973

The accompanying notes are an integral part of these statements.
/TABLE

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income (Unaudited)
                                                     Three Months          Six Months
                                                    Ended June 30,        Ended June 30,
                                                  1994         1993     1994         1993
                                                (Thousands of Dollars)(Thousands of Dollars)
Operating Revenues:
  Electric                                        $114,964  $114,403  $226,110   $223,559
  Gas                                               25,832    24,339   107,235     95,121
  Electric sales to other utilities                  1,674     1,515     4,815      3,255
          Total Utility Revenues                   142,470   140,257   338,160    321,935
  Diversified activities                            87,265    74,856   184,250    157,208
          Total Operating Revenues                 229,735   215,113   522,410    479,143
Operating Expenses:
  Operations:
    Fuel used in electric production                21,512    14,351    46,567     30,649
    Electricity purchased for resale                11,447    18,430    22,419     35,655
    Gas purchased for resale                        15,106    13,598    65,272     55,595
    Non-utility gas marketing purchases             82,475    70,998   173,550    149,416
    Other expenses of operation                     39,087    37,076    75,139     72,747
  Maintenance                                       10,400    10,852    20,472     19,909
  Depreciation and amortization                      8,798     8,560    17,509     17,036
  Amortization of property losses                    1,416     1,304     2,831      2,608
  Taxes other than income taxes                     22,868    21,703    49,023     46,107
  Federal income taxes                               3,206      (531)   14,302     11,349
  Deferred Federal income taxes                         70     3,845    (2,159)      (505)
  Deferred investment tax credit                       (30)      (49)      (60)      (130)
          Total Operating Expenses                 216,355   200,137   484,865    440,436
Income from Operations                              13,380    14,976    37,545     38,707
Other Income and (Deductions):
  Allowance for other funds used
    during construction                                 27        17        57         16
  Investigation costs                               (2,797)        -    (6,009)         -
  Other - net                                          112      (254)      511       (443)
  Taxes other than income taxes                        (28)      (25)      (54)       (52)
  Federal income taxes                               1,044       188     2,124        382
  Deferred Federal income taxes                        (34)      (52)      (73)       (85)
  Deferred investment tax credit                       179       197       357        394
       Total Other Income and (Deductions)          (1,497)       71    (3,087)       212
Income Before Interest Charges                      11,883    15,047    34,458     38,919
Interest Charges:
  Interest on long-term debt                         7,498     7,499    14,990     15,384
  Other interest                                       770       725     1,566      1,442
  Amortization of debt premium and expense-net         302       296       603        514
  Allowance for borrowed funds used during
    construction                                       (67)      (74)     (149)      (106)
          Total Interest Charges                     8,503     8,446    17,010     17,234
Net Income                                           3,380     6,601    17,448     21,685
Dividends on preferred and preference stock,
  at required rates                                    813       841     1,626      1,682
Earnings applicable to common stock               $  2,567  $  5,760  $ 15,822   $ 20,003

Avg. number of common shares outstanding (000's)    13,565    13,532    13,549     13,531

Earnings per average common share outstanding     $    .19  $    .43  $   1.17   $   1.48

Dividends declared per common share outstanding   $   1.27  $   1.25  $   1.90   $   1.86
The accompanying notes are an integral part of these statements.
/TABLE

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Cash Flow Statements (Unaudited)
                                                               Six Months Ended
                                                                   June 30,
                                                              1994          1993
                                                            (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                  $17,448       $21,685
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                             17,749        17,172
   Deferred Federal income taxes                             (1,625)         (413)
   Deferred investment tax credit                              (417)         (524)
   Deferred and refundable fuel and gas costs                11,979         8,839
   Allowance for funds used during construction                (206)         (122)
   Changes in certain current assets and liabilities:
      Temporary cash investments                                498            (1)
      Accounts and gas marketing accounts receivable,
        net and accrued utility revenues                      8,696        (2,861)
      Materials and supplies                                  7,749         5,177
      Prepayments and other current assets                   (7,726)         (605)
      Operating and gas marketing accounts payable          (20,459)       (9,048)
      Accrued Federal Income and other taxes                 (1,273)          597
      Accrued interest                                           56           639
      Other current liabilities                              10,849         3,854
   Other-net                                                  5,115        (6,679)
Net Cash Provided from Operations                            48,433        37,710

Cash Flow from Investing Activities:
Additions to plant                                          (16,772)      (23,066)
Allowance for funds used during construction                    206           122
Net Cash Used in Investing Activities                       (16,566)      (22,944)

Cash Flow from Financing Activities:
Proceeds from:
   Issuance of common stock                                   1,819             -
   Issuance of long-term debt                                     -        75,000
Retirements of:
   Long-term debt                                              (455)      (74,707)
   Capital lease obligations                                   (235)         (217)
Net repayments under short-term debt
  arrangements*                                             (22,805)       (7,000)
Dividends on preferred and common stock                     (28,184)      (27,692)
Change in dividends payable                                   9,508         9,367
Net Cash Used in Financing Activities                       (40,352)      (25,249)
Net Change in Cash and Cash Equivalents                      (8,485)      (10,483)
Cash and Cash Equivalents at Beginning of Period             14,256        15,378
Cash and Cash Equivalents at End of Period                  $ 5,771       $ 4,895


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
      Interest, net of amounts capitalized                  $16,354       $15,907
      Federal income taxes                                  $ 8,500       $13,050

* Debt with maturities of 90 days or less.

 The accompanying notes are an integral part of these statements.
/TABLE

             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of June 30, 1994, the consolidated statements of income for the three month and six month periods ended June 30, 1994 and 1993, and the consolidated cash flow statements for the six month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1994, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1993 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 Annual Report to Shareholders. The results of operations for the period ended June 30, 1994 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All significant intercompany balances and transactions have been eliminated.

4. Contingencies at June 30, 1994 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1993 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1993 Form 10-K Annual Report, except, during June, 1994, the Company entered into an agreement with Harriman Energy Partners, LTD. to terminate a long-term power purchase agreement for 57 Mw of capacity. The company will request NYPSC approval of deferred accounting of all associated termination costs pending recovery of those costs in rates.

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postretirement Benefits" which required the recording of a liability of approximately $.8 million. The adoption of Statement No. 112 did not have a significant impact on the results of current operations because of the recording of an offsetting regulatory asset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:
                             Financial Performance

The Company's consolidated earnings per average common share outstanding for the second quarter of 1994 were $.19 as compared to $.43 for the second quarter of 1993. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding for the second quarter of 1994 were 13.6 million and 13.5 million for the second quarter of 1993.

The current quarterly dividend rate of $.64 is equivalent to an annual dividend rate of $2.56 per share. Dividends declared during the twelve months ended June 30, 1994 amounted to $2.53 with a dividend payout ratio of 92.0% as compared to $2.48 a year ago with a payout ratio of 74.5%.

The return on average common equity for the twelve months ended June 30, 1994 was 9.95%, as compared to 12.32% for the twelve months ended June 30, 1993.

Allowance for Funds Used During Construction ("AFDC") amounted to 3.7% of earnings applicable to common stock for the quarter ended June 30, 1994 as compared to 1.6% for the second quarter of 1993.

                        Capital Resources and Liquidity

At June 30, 1994, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $59 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $15.0 million at June 30, 1994, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments. The average daily balance of short-term borrowings for the six months ended June 30, 1994 amounted to $38.8 million at an effective interest rate of 3.8% as compared to $35.8 million at 3.2% for the same period of 1993. The level of temporary cash investments for the six months ended June 30, 1994 increased to an average daily balance of $10.2 million from $5.1 million for the same period of 1993.

Effective May 1, 1994, all shares of common stock purchased under the Company's Dividend Reinvestment and Stock Purchase Plan ("DRP") and the Employee Stock Purchase and Dividend Reinvestment Plan ("ESPP") with reinvested dividends and optional cash payments, will be original issue shares purchased from the Company. At the option of the Company, however, common stock purchased under the DRP and ESPP may again be purchased on the open market. The New York Public Service Commission ("NYPSC") has authorized the Company to issue up to 750,000 shares under the DRP and ESPP. Since
May 1, 1994, $1.8 million of common equity was generated through the issuance of approximately 52,600 shares of common stock under the Company's dividend reinvestment and stock purchase plans. Under the original issue option, the Company expects to raise $38 million of equity capital over the next five years.
During June 1994, Standard & Poor's Corporation, Moody's Investors Service and Fitch Investor Service lowered their ratings on the Company's securities as detailed below:

                     Standard & Poor's         Moody's            Fitch
                     Current  Previous   Current  Previous  Current  Previous

Commercial paper       A-2       A-1       P-2       P-1       F-2      F-1+
First Mortgage bonds   A-        A         A3        A2        A-       AA-
Unsecured debt         A-        A         Baa1      A3        A-       AA-
Preferred stock        BBB+      A-        Baa1      A2        A-       AA-


The major reasons cited for the downgrade include uncertainties resulting from ongoing investigations surrounding alleged financial improprieties and the termination by the NYPSC of the Company's electric rate proceeding which included a reduction in the targeted return on equity to 10.6% (reference is made to "Rate Activities" in this Item 2).


                                Rate Activities

New York

On February 4, 1993 (revised April 8, 1993), the Company filed with the NYPSC the second adjustment to electric rates pursuant to the Revenue Decoupling Mechanism ("RDM") which amounted to an increase in annual revenues of $11.3 million, or 3.5%, including the maximum allowable incentive award of 1.06% on common equity. This second adjustment was approved by the NYPSC on April 21, 1993, with new rates effective May 1, 1993.

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

On September 1, 1993, the Company filed with the NYPSC the first adjustment to gas rates pursuant to a settlement agreement that the Company and the NYPSC Staff entered into regarding an application the Company filed with the NYPSC on January 16, 1992. The agreement, approved by the NYPSC on September 30, 1992, contains a weather adjustment clause which automatically adjusts rates to offset the effects of variations in weather from that assumed for setting rates. The four-year agreement provides for an overall rate of return of 10.26%, with a return on common equity of 12.15% including incentives of 50 basis points. The total increase in annual gas revenues is $2.7 million or 1.8%. Although the settlement provided for an effective date for this adjustment of January 1, 1994, the Company agreed to extend the effective date until June 30, 1994, in connection with the Order described below, which was issued in the Company's electric rate case on October 4, 1993. The effective date of this adjustment was further extended until December 31, 1994 by NYPSC Order issued June 3, 1994.

On January 29, 1993, the Company filed with the NYPSC for an increase in electric rates of $17.1 million to be effective January 1, 1994. The rate application proposed a three-year (1994-1996) extension of the RDM revenue reconciliation and operating cost adjustment procedures. Continuation of the energy efficiency and customer service incentive programs was also requested. In addition, the Company requested the implementation of a new power plant efficiency incentive. The rate increase request included a 12.25% return on equity. On October 4, 1993, the NYPSC, as a result of the investigation into alleged financial improprieties, issued an Order in this case (the "October Order") which provided that, subject to certain conditions, the Company could agree to a six-month extension of the NYPSC's statutory suspension period to June 30, 1994. Reference is made to Item 1, "Legal Proceedings", for a discussion of ongoing investigations of the Company in connection with the arrest in August, 1993 of then Vice President Linda Winikow and her subsequent guilty plea to a felony and two misdemeanor charges. The Company agreed to the extension of the suspension period and the associated conditions. A condition of the October Order was that the Company continue existing rate-making mechanisms, prescribed under the RDM procedure, for the duration of the suspension period. In addition, the October Order specified that up to $3.0 million of revenue be made subject to refund pending final resolution of the ongoing investigation. On December 16, 1993, the NYPSC issued an order (the "December Order"), which approved the extension of the suspension period to June 30, 1994, modified the Demand Side Management ("DSM") incentive, eliminated a customer service incentive effective January 1, 1994 and directed the Company to make up to $3.0 million ($2.25 million electric and $0.75 million gas) of revenue subject to refund. A request for further extension through December 31, 1994, under the same conditions, was made by the Company on December 17, 1993. The NYPSC staff submitted comments opposing some of the terms of the Company's extension. By order issued June 10, 1994 (the "June Order") the electric rate application was terminated. The June Order provides for the continuation of the RDM revenue reconciliation and operating cost adjustment procedures and the continuation of other provisions of the December Order including up to $3.0 million of revenue made subject to refund, a 5% net resource saving DSM incentive, and elimination of a customer service incentive. The June Order also provides for a reduction in the RDM adjustment factor effective July 1, 1994 reflecting the new recovery level required for 1993 net RDM deferrals less amounts recovered during the months of May and June 1994. Finally, the June Order reduces the threshold for measuring excess earnings from 12.0% to 10.6% effective retroactively to January 1, 1994. All earnings in excess of 10.6% are to be deferred for future disposition pending the conclusion of the ongoing investigation.

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

New Jersey

In January 1992, in response to Rockland Electric Company's ("RECO's")
March 18, 1991 petition requesting a $12.9 million increase in base rates, an increase in electric rates of $5.1 million was granted by the New Jersey Board of Regulatory Commissioners, which was renamed effective July 5, 1994 and is
now the New Jersey Board of Public Utilities ("NJBPU").   This increase
includes a 12% rate of return on common equity. In addition, the NJBPU initiated a Phase II proceeding in this case to address the effect of the State of New Jersey's June 1, 1991 tax legislation. That legislation changed the procedure under which certain taxes are collected from the State's utilities. Previously, utilities had been subject to a 12.5% gross receipts and franchise tax, which the utilities paid in lieu of property taxes; however, the new tax is based upon the number of units of energy (kwh or therms) delivered by a utility rather than revenues. The legislation also requires that utilities accelerate payment to the State of the taxes collected. As a result, RECO is required to make additional tax payments of approximately $16 million during the period 1993-1994. On November 12, 1992, the NJBRC issued a Decision and Order approving the recovery of the additional tax over a ten-year period. A carrying charge of 7.5% on the unamortized balance was also approved. The amount of unrecovered accelerated payments is included in Deferred Revenue Taxes.

On February 26, 1993 the New Jersey Department of Public Advocate, Division of Rate Counsel ("Rate Counsel") filed a Notice of Appeal from the NJBPU Decision and Order with the Superior Court of New Jersey, Appellate Division, stating as grounds for the appeal that the Decision is arbitrary and capricious and would result in unjust and unreasonable rates. On March 21, 1994, the Superior Court of New Jersey, Appellate Division, upheld the NJBRC Decision, stating the NJBPU used proper rate-making principles.

Under an agreement with the NJBPU to return to customers funds misappropriated by certain former employees (Reference is made to Part II, Item 1, "Legal Proceedings"), RECO has refunded to New Jersey ratepayers $94,100 through reductions in the applicable fuel adjustment charges in February and March 1994. The Company has also pledged to return any other funds that are discovered to have been misappropriated.

Pennsylvania

On November 19, 1992, Pike County Light & Power Company ("Pike") filed with the Pennsylvania Public Utility Commission ("PPUC") for a $497,000 increase in electric rates and a $36,300 increase in gas rates. The proposed rates apply to all residential, commercial, industrial and municipal customers. During April 1993, Pike and the other parties involved in this proceeding signed a stipulated agreement providing for an increase of $270,000, or 6.6% for electric rates and $12,000, or 1.5% for gas rates. On June 10, 1993, the PPUC approved the electric rate settlement with rates effective June 11, 1993. On June 24, 1993, the PPUC approved the gas rate settlement with rates effective June 25, 1993. With regard to the ongoing investigation into the alleged financial improprieties, Pike has pledged to return to ratepayers any funds discovered to have been misappropriated.

Results of Operations:

                             QUARTERLY COMPARISON


The earnings per share for the second quarter of 1994 were $.19 as compared to $.43 for the second quarter of 1993. The decrease reflects the expenses associated with the continuing investigation and litigation involving the Company's former officers and others, as well as the impact of the NYPSC recent decision denying the Company's electric rate request and reducing the Company's targeted rate of return on equity to 10.6 percent retroactive to January 1, 1994. Consequently, this quarter's results include a significant accounting adjustment to earnings. These expenses were somewhat offset by improved operating results, and the success of the Company's accelerated cost-reduction program.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $2.2 million in the second quarter of 1994 as compared to the same quarter of 1993.

Electric operating revenues during the current quarter were $116.6 million as compared to $115.9 million for the second quarter of 1993, an increase of $.7 million. The components of the changes in electric operating revenues for the quarter ended June 30, 1994 as compared to the same quarter of 1993 are as follows:

                                         (Millions of Dollars)
     Retail sales:
        Base Revenues*                           $ (.2)
        Fuel cost recoveries                       (.3)
        Sales volume changes                       3.2
           Subtotal                                2.7
     Sales for resale                               .2
     Other operating revenue:
        RDM revenue reconciliation
          and DSM incentives                      (2.4)
        Other                                       .2
             Total                               $  .7



     *Includes miscellaneous surcharges and revenue tax recoveries.

Electric operating revenues for the quarter ended June 30, 1994 when compared to the same quarter of 1993 were adversely affected by the NYPSC recent rate decision denying the Company's electric rate request and reducing the Company's targeted rate of return on equity to 10.6 percent. Because this targeted return is retroactive to January 1, 1994, this quarter's electric revenues include an over-earnings adjustment reducing revenues by $1.2 million.

Actual total sales of electric energy to retail customers during the second quarter of 1994 were 1,063,281 megawatt hours ("Mwh"), compared with 1,024,754 Mwh during the comparable period a year ago. This increase is the result of increases in usage and the average number of customers when compared to the same period a year ago. Before reflecting the effect of the RDM and the DSM incentives in the Company's New York jurisdiction, electric revenues associated with these sales were $118.2 million during the current quarter compared to $115.5 million during the second quarter of 1993, an increase of $2.7 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, net of fuel and taxes, amounted to $54.2 million for the second quarter of 1994. In accordance with RDM procedures, deviations between revenue targets and actual sales revenue are deferred and either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $58.0 million for the second quarter of 1994 was $3.8 million, which is recorded as a reduction to revenue. In the second quarter of 1993, the Company recorded $2.0 million as a reduction to revenue.

With regard to the DSM goal achievement incentives, the Company's performance during the second quarter of 1994 allowed it to record $.2 million of incentive related revenue. The incentive revenue recorded in the second quarter of 1993 was $.8 million.

The Company's performance during the remainder of 1994 will determine what, if any, RDM revenue adjustments may be earned.

Revenues from sales to other utilities in the second quarter of 1994 amounted to $1.7 million, an increase of $.2 million from a year ago. Sales to such utilities totaled 69,662 Mwh, compared with 50,833 Mwh in the second quarter a year ago. Because revenues from these sales are primarily a recovery of costs in accordance with applicable tariff regulations, they have little impact on the Company's annual earnings.

Gas operating revenues during the quarter were $25.8 million compared to $24.3 million for the second quarter of 1993, an increase of $1.5 million. The components of the changes in gas operating revenues for the quarter ended
June 30, 1994 as compared to the same quarter of 1993 are as follows:

                                               (Millions of Dollars)

     Sales to firm customers:
          Base revenues                           $     .5
          Gas cost recoveries                          1.4
          Sales volume changes                         (.3)
            Subtotal                                   1.6
     Sales to interruptible                            (.1)
            Total                                 $    1.5

Gas sales to firm customers during the second quarter of 1994 totaled 2,829 million cubic feet ("Mmcf"), compared with 2,916 Mmcf during the same period a year ago. Gas revenues from firm customers were $24.2 million, compared with $22.6 million in the second quarter of 1993.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas
Marketing

The cost of fuel used in the production of electricity and purchased electricity costs increased by $.2 million during the second quarter of 1994 when compared to the same quarter of 1993. The components of the change are as follows:

                                               (Millions of Dollars)

     Prices paid for fuel and purchased power       $ (1.7)
     Changes in kilowatt-hours generated
       or purchased                                    1.5
     Deferred fuel charge                               .4
          Total                                     $   .2



The average cost per kilowatt-hour generated and purchased was 2.50 cents for the quarter ended June 30, 1994 compared to 2.64 for the same quarter of 1993.

Purchased gas costs for utility operations were $15.1 million in the second quarter of 1994 compared to $13.6 million in 1993, an increase of $1.5 million. The components of the changes in purchased gas costs are as follows:

                                               (Millions of Dollars)

     Prices paid for gas supplies*                    $(2.3)
     Deferred fuel charges                              3.8
          Total                                       $ 1.5


     *Net of refunds received from gas suppliers.

The average cost per thousand cubic feet ("Mcf") purchased for the second quarter of 1994 including transportation and storage costs, was $4.67 compared to $5.35 in the second quarter of 1993.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses excluding fuel, purchased power and gas purchased for resale for the second quarter, increased by $3.1 million compared with a year ago. The increase in expenses associated with utility operations accounted for $2.5 million of this increase.

This increase is primarily due to the NYPSC's recent decision which resulted in a non-recurring accounting adjustment as well as a reduction in the amount of operating expenses reconciled in the RDM of $2.8 million, increase in taxes of $.8 million offset by a reduction in other operating and maintenance expenses of $1.1 million.

Diversified Activities

The Company's diversified activities consist of gas marketing, gas production, land development and communications businesses conducted by its wholly owned non-utility subsidiaries.

Revenues from diversified activities increased by $12.4 million for the second quarter of 1994 as compared to the same quarter of 1993, as a result of the gas marketing subsidiary's success in adding customers and increasing its sales volume. These revenues were offset by increases in operating expenses for all diversified activities of $12.0 million, which is the result of increased gas purchases of $11.5 and increases in maintenance, depreciation, taxes, and other operating expenses of $.6 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $1.6 million during the second quarter of 1994 when compared to the same quarter of 1993. This decrease is primarily the result of an increase in outside professional and consultative services related to the previously referenced ongoing investigation.

                            YEAR TO DATE COMPARISON

Earnings per average common share outstanding for the six months ended
June 30, 1994 amounted to $1.17 per share as compared to $1.48 for the same period of 1993. This decrease reflects the expenses associated with the most recent NYPSC decision and the continuing investigation and litigation costs. These costs were partially offset by higher electric and gas sales and improved operating results of the Company's gas marketing subsidiary as compared with the same period a year ago.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $16.2 million for the first six months of 1994 as compared to the same period of 1993.

Electric operating revenues during the current period were $230.9 million as compared to $226.8 million for the comparable period of 1993, an increase of $4.1 million. The components of the changes in electric operating revenues for the six months ended June 30, 1994 as compared to the same period in 1993 are as follows:


                                               (Millions of Dollars)
     Retail sales:
       Base rates*                                    $ 1.8
       Fuel cost recoveries                             (.4)
       Sales volume changes                             5.8
             Subtotal                                   7.2
     Sales for resale                                   1.6
     Other operating revenues:
       RDM revenue reconciliation
        and DSM incentives                             (4.4)
       Other                                            (.3)
          Total                                       $ 4.1


     *Includes miscellaneous surcharges and revenue tax recoveries.


Electric revenues include an over-earnings adjustment reducing 1994 year-to-date revenues by $1.2 million (Reference is made to "Quarterly Comparison" in this Item 1).

Actual total sales of electric energy to retail customers during the first six months of 1994 were 2,150,019 Mwh, compared with 2,076,512 Mwh during the comparable period a year ago. Before reflecting the effect of the RDM and the DSM incentives in the Company's New York jurisdiction, electric revenue associated with these sales was $230.9 million during the current period compared to $223.7 million during the first six months of 1993, an increase of $7.2 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, amounted to $104.7 million for the first six months of 1994. In accordance with RDM procedures, deviations between revenue targets and actual sales revenue are deferred and either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $110.3 million for the first six months of 1994 was $5.6 million, which is recorded as a reduction to revenue. For the first six months of 1993, the Company recorded a reduction in revenues of $2.5 million.

With regard to the DSM goal achievement incentives provided for in the RDM agreement, the Company's performance during the first six months of 1994 allowed it to record $.2 million of incentive related revenue compared to $1.5 million of incentive revenue recorded during the comparable period of 1993.

The Company's performance during the remainder of 1994 will determine what, if any, additional RDM revenue adjustments may be recorded.

Revenues from sales to other utilities in the first six months of 1994 amounted to $4.8 million compared to $3.2 million a year ago. Such sales totaled 174,175 Mwh compared with 110,688 Mwh in the first six months of 1993. Because revenues from these sales are primarily a recovery of costs in accordance with applicable tariff regulations, they have little impact on the Company's annual earnings.

Gas operating revenues during the first six months of 1994 were $107.2 million compared to $95.1 million for the first six months of 1993, an increase of $12.1 million. The components of the changes in gas operating revenues for the six months ended June 30, 1994 as compared to the same period in 1993 are as follows:

                                               (Millions of Dollars)
     Sales to firm customers:
       Base rates*                                    $(1.2)
       Gas cost recoveries                             10.1
       Sales volume changes                             2.3
             Subtotal                                  11.2
     Sales to interruptibles                            1.3
     Sales for resale                                   (.1)
     Other operating revenue                            (.3)
          Total                                       $12.1

Firm gas sales amounted to 13,357 Mmcf during the first six months of 1994, an increase of 6.1% from the 1993 level of 12,590 Mmcf. Gas revenues from firm customers were $101.7 million in the current period compared to $90.5 million during the first six months of 1993. Sales of interruptible gas for the first six months of 1994 amounted to 736 Mmcf, an increase of 272 Mmcf from 1993. Revenues from these sales were $3.1 million as compared to $1.8 million for the same period of 1993.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas Marketing

The cost of fuel used in the production of electricity and purchased electricity costs increased by $2.7 million for the first six months of 1994 when compared to the $66.3 million recorded during the same period of 1993. The components of the changes in electric energy costs are as follows:

                                               (Millions of Dollars)
     Prices paid for fuel and
       purchased power                                $(1.6)
     Changes in kilowatt-hours
       generated or purchased                           4.3
          Total                                       $ 2.7


The average cost per kilowatt-hour generated and purchased was 2.64 cents in the first six months of 1994 and 2.70 cents for the same period of 1993.

Purchased gas costs for utility operations, excluding the cost of gas purchased for the Company's diversified activities which is discussed in this year-to-date comparison under the heading "Diversified Activities", were $65.3 million for the first six months of 1994 compared to $55.6 million for the comparable period of 1993.

The components of the change are as follows:


                                               (Millions of Dollars)

     Prices paid for gas suppliers*                    $2.5
     Gas sendout volume                                 4.5
     Deferred fuel charges                              2.7
          Total                                       $ 9.7


          *Net of refunds received from gas suppliers

The average cost per Mcf purchased for the first six months of 1994, including transportation and storage costs, was $3.40 as compared to $3.23 for the same period of 1993.

Other Operating and Maintenance Expenses

The Company's total operation and maintenance expenses excluding fuel, purchased power and gas purchased for resale, increased by $7.9 million compared to a year ago. Expenses from Diversified Activities accounted for $1.7 million of this increase, as described below. The increase associated with utility operations was $6.2 million. This increase is the result of the NYPSC recent rate decision, which resulted in a non-recurring accounting adjustment as well as a reduction in the amount of operating expenses reconciled in the RDM of $2.8 million and increases in taxes primarily as a result of increased revenue taxes of $3.4 million. Other operating and maintenance expense remained virtually unchanged when compared to the same period of 1993.

Diversified Activities

Revenues from diversified activities increased by $27.0 million for the first six months of 1994 as compared to the same period of 1993. The increase is primarily the result of increased sales from gas marketing activities. While revenues from gas marketing activities were significantly higher during the first six months of 1994 compared to the first six months of 1993, an extremely competitive market resulted in narrower profit margins during the current period. These revenues were offset by increases in operating expenses for all diversified activities of $25.8 million, which is the result of increased gas purchases of $24.1 million and increases in maintenance, depreciation, taxes and other operating expenses of $1.7 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $3.1 million during the first six months of 1994 when compared to the first six months of 1993. This decrease is primarily the result of the costs of the investigation and litigation involving former officers and others, partially offset by a decrease in interest expense which resulted from lower interest rates on debt refinancings.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Investigation Related Litigation

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for descriptions of (i) an action entitled Orange and Rockland Utilities, Inc. v. Smith ("Smith"), which was filed by the Company in New York State Supreme Court, Rockland County against James F. Smith, former Chief Executive Officer and Chairman of the Board of Directors of the Company; and (ii) the termination for cause of the employment of Mr. Smith as Chief Executive Officer of the Company and his removal as Chairman of the Board of Directors. (Reference is made to Part II, Item 4. Submissions of Matters to a Vote of Security Holders, for information regarding Mr. Smith's removal from the Board of Directors of the Company.) Mr. Smith had the right under his employment agreement with the Company to contest his termination for cause in an arbitration proceeding. On May 5, 1994, Mr. Smith filed a motion demanding arbitration of his termination for cause and the Company's claims asserted against him in the Smith litigation. On June 17, 1994, the Court issued an Order granting Mr. Smith's motion to compel arbitration. A meeting was held on July 26, 1994 with parties agreeing to file their demands for arbitration with the American Arbitration Association.

     On May 12, 1994, James F. Smith v. Orange and Rockland Utilities, Inc., was commenced in New York State Supreme Court, Rockland County through the filing of a Summons and Complaint and an Order to Show Cause. Through this action, Mr. Smith sought a preliminary injunction restraining the Company from accepting any votes cast by shareholders after 1:00 p.m. on May 11, 1994 on proposals brought before the Company's 1994 Annual Meeting of Shareholders which was convened on May 11, 1994 and adjourned to June 10, 1994. On June 7, 1994, Judge Howard Miller issued an Order denying Mr. Smith's request for a preliminary injunction.

     On June 7, 1994, Mr. Smith filed a second Order to Show Cause seeking to restrain the Company from defaming him in connection with any shareholder solicitation efforts by or on behalf of the Company with regard to a resolution seeking his removal as a Director of the Company. The hearing on that Order to Show Cause has been adjourned to August 16, 1994.

     At a hearing held on June 30, 1994 before Judge Miller, Mr. Smith advised the Court that he intended to file a motion for summary judgment with regard to his action against the Company. Judge Miller directed that any such motion be filed and served within seven to ten days of June 30, 1994. To date, the Company has not been served with any motion papers with regard to this matter.

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for descriptions of (i) an action entitled Orange and Rockland Utilities, Inc. v. Winikow et al. ("Winikow"), which was filed under the Federal Racketeer Influenced and Corrupt Organizations Act by the Company in the United States District Court, Southern District of New York against a former Vice President and several former employees of the Company; (ii) Gross v. Orange and Rockland Utilities, Inc. ("Gross"), a purported shareholder class action complaint, filed against the Company in the United States District Court, Southern District of New York; and (iii) Patents Management Corporation v. Orange and Rockland, Inc., et al. ("Patents Management"), a purported shareholder derivative complaint filed against the Company in the Supreme Court of the State of New York, County of New York. Conferences scheduled for July 22, 1994 with Judge Brieant in the Winikow and Gross cases, respectively, have been adjourned to September 2, 1994. Plaintiff's attorney in Patents Management has agreed to proceed in this litigation according to the schedule set by Judge Brieant with regard to the Gross suit.

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for a description of an action entitled Feiner, et al. v. Orange and Rockland Utilities, Inc., a purported ratepayer class action complaint against the Company which was filed in the United States District Court, Southern District of New York. As stated therein, on February 18, 1994 the Company filed a motion to dismiss this case. On April 22, 1994 a hearing on this motion was held before Judge Brieant followed by a second hearing before Judge Brieant on June 22, 1994. To date, there has been no decision issued with regard to the Company's motion.

     A conference scheduled for July 22, 1994 with Judge Brieant with respect to the Feiner litigation has been adjourned to September 2, 1994.

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for a description of an action entitled Bernstein v. Orange and Rockland Utilities, Inc. and James F. Smith, a purported shareholder class action complaint against the Company and a former Chairman of the Board of Directors and Chief Executive Officer of the Company which was filed in the United States District Court, Southern District of New York. On April 28, 1994, the Company filed its answer in this suit. On May 23, 1994, Mr. Smith filed his answer and a cross-claim against the Company claiming, among other things, that the Company is obligated to indemnify him with regard to this action.

     On June 10, 1994, the Company filed a Notice of Motion seeking leave from the Court to amend the Company's April 28, 1994 answer to assert a cross-claim against Mr. Smith. The Company does not believe it is obligated to indemnify Mr. Smith with regard to this litigation.

     A conference scheduled for July 22, 1994 with Judge Brieant with respect to the Bernstein litigation has been adjourned to September 2, 1994.

Other Litigation

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, for a description of an action entitled Carpenters Local No. 964 Pension Fund v. DiGiacinto, et al., filed in the Supreme Court of the State of New York, County of New York. As stated therein, the Company is a third party defendant in this action which is based on the claim of residents of a subdivision that the deterioration of wallboard materials buried at the subdivision site has resulted in a continuous release of hydrogen sulfide gas thereby rendering their homes unfit for dwelling. At this time, the Company does not believe that this litigation will have a material effect on the business or financial condition of the Company.

Regulatory Matters

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, for a description of an electric rate case filed by the Company with the NYPSC on January 29, 1993 (Case 93-E-0082). On June 10, 1994, the NYPSC issued an Order terminating this case. Further information regarding Case 93-E-0082 and its termination is contained under the caption "Rate Activities" in Part I,
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and under the caption "Reports on Form 8-K" in Part II, Item 6. "Exhibits and Reports on Form 8-K" of this Quarterly Report on Form 10-Q.


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company's Annual Meeting of Shareholders was convened on May 11, 1994, and adjourned to June 10, 1994.

     (b) The following Directors were elected on May 11, 1994 for three-year terms expiring at the Annual Meeting of Shareholders in 1997: J. Fletcher Creamer, Kenneth D. McPherson and Linda C. Taliaferro. The following Directors have continued in office after the meeting:
          Ralph M. Baruch, Victor J. Blanchet, Jr., Michael J. Del Giudice, Frank A. McDermott, James F. O'Grady, and H. Kent Vanderhoef. On June 10, 1994, by a vote of the holders of 82.5% of the outstanding shares of the Company, James F. Smith, a Director of the Company, was removed from the Board of Directors for cause.

     (c) The following matters were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on May 11, 1994:

          1. The nominees for election as Directors were elected by the following vote:

                                        Shares       Shares         Broker
                                          For       Withheld      Non-Votes

              J. Fletcher Creamer     11,908,257     292,164         N/A
              Kenneth D. McPherson    11,877,937     322,484         N/A
              Linda C. Taliaferro     11,837,065     363,356         N/A


          3. A proposal to appoint the firm of Arthur Andersen & Co., independent public accountants, to audit the books, records and accounts of the Company and its subsidiaries for the year 1994 was approved by the following vote:


                Shares          Shares           Shares        Broker
                  For           Against        Abstaining     Non-Votes

              11,807,759        181,285          211,377         N/A

          The following matter was submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on May 11, 1994, the polls remained open on this proposal until the adjourned date on June 10, 1994:

          2. A proposal to remove James F. Smith from the Board of Directors for cause was approved by the following vote:

                Shares          Shares         Shares        Broker
                  For          Against       Abstaining     Non-Votes

              11,175,063       272,564         285,153       914,350


Item 6. Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

     Reference is made to Item 6.(b), Reports on Form 8-K, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, for a description of a Current Report on Form 8-K dated March 31, 1994, filed by the Company with the SEC on April 13, 1994.

     On June 17, 1994, the Company filed with the SEC a Current Report on Form 8-K dated June 10, 1994, disclosing the shareholder vote resulting in the removal of James F. Smith from the Board of Directors of the Company.

     On June 22, 1994, the Company filed with the SEC a Current Report on Form 8-K dated June 3, 1994, disclosing (i) the NYPSC Order terminating the Company's Electric Rate Case 93-E-0082 and (ii) the NYPSC Order suspending the second stage increase in the Company's gas rates and service charges.

     On July 18, 1994, the Company filed with the SEC a Current Report on Form 8-K dated July 14, 1994, disclosing the election of D. Louis Peoples as Vice Chairman of the Board of Directors and Chief Executive Officer of the Company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    ORANGE AND ROCKLAND UTILITIES, INC.
                                               (Registrant)




     Date:  August 12, 1994         By   TERRY L. DITTRICH
                                         Terry L. Dittrich
                                         Acting Controller





     Date:  August 12, 1994         By   ROBERT J. McBENNETT
                                         Robert J. McBennett
                                         Treasurer