Form 10-Q
period 1994-09-30
ORANGE & ROCKLAND UTILITIES INC
filed 1994-11-10
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    September 30, 1994

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

Common Stock - $5 Par Value                     13,652,742 Shares
         (Class)                         (Outstanding at October 31, 1994)




                            TABLE OF CONTENTS





                                                                Page
     PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated Balance Sheets (Unaudited)
             at September 30, 1994 and December 31, 1993         1

             Consolidated Statements of Income (Unaudited)
             for the three months and nine months ended
             September 30, 1994 and September 30, 1993           3

             Consolidated Cash Flow Statements (Unaudited)
             for the nine months ended September 30, 1994 and
             September 30, 1993                                  4

             Notes to Consolidated Financial Statements          5

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 7


     PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings                                   18

     ITEM 6. Exhibits and Reports on Form 8-K                    21

     Signatures                                                  22

                             PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets (Unaudited)
                                       Assets
                                                              September 30, December 31,
                                                                  1994          1993
                                                                (Thousands of Dollars)
Utility Plant:
    Electric                                                   $  945,818   $  931,827
    Gas                                                           194,743      189,000
    Common                                                         54,292       52,525
           Utility Plant in Service                             1,194,853    1,173,352
    Less accumulated depreciation                                 394,156      372,279
           Net Utility Plant in Service                           800,697      801,073
    Construction work in progress                                  33,856       30,907
           Net Utility Plant                                      834,553      831,980

Non-utility Property:
    Non-utility property                                           35,356       35,049
    Less accumulated depreciation, depletion and amortization      13,789       13,041
           Net Non-utility Property                                21,567       22,008

Current Assets:
    Cash and cash equivalents                                       4,493       14,256
    Temporary cash investments                                      1,433        1,447
    Customer accounts receivable, less allowance for
      uncollectible accounts of $2,011 and $2,026                  58,113       60,289
    Accrued utility revenue                                        13,621       23,017
    Other accounts receivable, less allowance for
      uncollectible accounts of $295 and $60                        9,131       11,619
    Gas marketing accounts receivable, less allowance
      for uncollectible accounts of $349 and $513                  42,158       49,206
    Materials and supplies (at average cost)                       39,609       39,062
    Prepayments and other current assets                           60,450       40,626
           Total Current Assets                                   229,008      239,522

Deferred Debits:
    Income tax recoverable in future rates                         74,161       75,468
    Extraordinary property loss - Sterling nuclear project         11,474       15,481
    Deferred Order No. 636 transition costs                        15,010       21,500
    Deferred revenue taxes                                         17,058       17,588
    Deferred pension and other postretirement benefits             12,413        7,277
    Unamortized debt expense (amortized over
      term of securities)                                          10,547        8,565
    Other deferred debits                                          44,815       41,584
           Total Deferred Debits                                  185,478      187,463

           Total                                               $1,270,606   $1,280,973



The accompanying notes are an integral part of these statements.
/TABLE

                  ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets (Unaudited)
                              Capitalization and Liabilities
                                                              September 30, December 31,
                                                                   1994         1993
                                                                (Thousands of Dollars)
Capitalization:
    Common stock (13,649,050 and 13,532,055 shares
      outstanding)                                             $   68,245   $   67,660
    Premium on capital stock                                      133,501      130,313
    Capital stock expense                                          (6,107)      (6,108)
    Retained earnings                                             189,824      184,179
           Total Common Stock Equity                              385,463      376,044
    Non-redeemable preferred stock (428,443 shares
      outstanding)                                                 42,844       42,844
    Non-redeemable cumulative preference stock (13,178
      and 13,590 shares outstanding)                                  429          443
           Total Non-Redeemable Stock                              43,273       43,287
    Redeemable preferred stock (41,580 shares outstanding)          4,158        4,158
    Long-term debt                                                379,894      380,266
           Total Capitalization                                   812,788      803,755

Non-current Liabilities:
    Reserve for claims and damages                                  4,434        3,830
    Postretirement benefits                                        13,619        6,719
    Pension costs                                                  38,298       34,275
    Obligation under capital leases                                   407          793
           Total Non-current Liabilities                           56,758       45,617

Current Liabilities:
    Lease obligations due within one year                             508          479
    Long-term debt due within one year                              1,068          984
    Preferred stock to be redeemed within one year                  1,384        1,384
    Notes payable                                                       -        1,200
    Commercial paper                                                5,245       45,000
    Accounts payable                                               69,074       57,359
    Gas marketing accounts payable                                 48,860       54,247
    Dividends payable                                                 751          752
    Customer deposits                                               5,762        5,807
    Accrued Federal income and other taxes                          7,944        9,586
    Accrued interest                                                5,137        9,877
    Refundable gas costs                                            8,752        8,967
    Other current liabilities                                      27,332       17,114
           Total Current Liabilities                              181,817      212,756

Deferred Taxes and Other:
    Deferred Federal income taxes                                 172,162      172,672
    Deferred investment tax credits                                17,378       18,004
    Accrued Order No. 636 transition costs                         15,010       21,500
    Refundable fuel costs                                          12,442        4,405
    Other deferred credits                                          2,251        2,264
           Total Deferred Taxes and Other                         219,243      218,845

           Total                                               $1,270,606   $1,280,973

The accompanying notes are an integral part of these statements.

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income (Unaudited)
                                                     Three Months         Nine Months
                                                 Ended September 30,   Ended September 30,
                                                  1994         1993    1994          1993
                                                          (Thousands of Dollars)
Operating Revenues:
  Electric                                        $144,265  $146,726  $370,375   $370,285
  Gas                                               12,411    14,008   119,646    109,129
  Electric sales to other utilities                  1,414     2,143     6,229      5,398
          Total Utility Revenues                   158,090   162,877   496,250    484,812
  Diversified activities                            81,124    74,671   265,374    231,879
          Total Operating Revenues                 239,214   237,548   761,624    716,691
Operating Expenses:
  Operations:
    Fuel used in electric production                22,278    24,473    68,845     55,122
    Electricity purchased for resale                14,019    15,033    36,438     50,688
    Gas purchased for resale                         6,080     7,050    71,352     62,645
    Non-utility gas marketing purchases             77,453    71,294   251,003    220,710
    Other expenses of operation                     38,191    37,688   113,330    110,435
  Maintenance                                       10,980    11,294    31,452     31,203
  Depreciation and amortization                      9,173     8,682    26,682     25,718
  Amortization of property losses                    1,416     1,304     4,247      3,912
  Taxes other than income taxes                     24,344    24,414    73,367     70,521
  Federal income taxes                               7,097     8,585    21,400     19,934
  Deferred Federal income taxes                      2,598     1,310       438        805
  Deferred investment tax credit                       (30)      (33)      (90)      (163)
          Total Operating Expenses                 213,599   211,094   698,464    651,530
Income from Operations                              25,615    26,454    63,160     65,161
Other Income and (Deductions):
  Allowance for other funds used
    during construction                                 32         7        89         23
  Investigation costs                               (1,722)   (1,019)   (7,731)    (1,019)
  Other - net                                           71      (364)      582       (807)
  Taxes other than income taxes                        (33)      (19)      (87)       (71)
  Federal income taxes                                 412       514     2,537        896
  Deferred Federal income taxes                        262        70       188        (16)
  Deferred investment tax credit                       179       197       536        592
       Total Other Income and (Deductions)            (799)     (614)   (3,886)      (402)
Income Before Interest Charges                      24,816    25,840    59,274     64,759
Interest Charges:
  Interest on long-term debt                         7,637     7,499    22,627     22,883
  Other interest                                       589       796     2,155      2,238
  Amortization of debt premium and expense-net         300       299       903        813
  Allowance for borrowed funds used during
    construction                                       (92)      (66)     (241)      (172)
          Total Interest Charges                     8,434     8,528    25,444     25,762
Net Income                                          16,382    17,312    33,830     38,997
Dividends on preferred and preference stock,
  at required rates                                    812       841     2,438      2,523
Earnings applicable to common stock               $ 15,570  $ 16,471  $ 31,392   $ 36,474

Avg. number of common shares outstanding (000's)    13,627    13,532    13,575     13,532

Earnings per average common share outstanding     $   1.14  $   1.22  $   2.31   $   2.70

Dividends declared per common share outstanding   $      -  $      -  $   1.90   $   1.86
The accompanying notes are an integral part of these statements.
/TABLE

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Cash Flow Statements (Unaudited)
                                                              Nine Months Ended
                                                                 September 30,
                                                              1994          1993
                                                            (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                  $33,830       $38,997
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                             26,674        25,812
   Deferred Federal income taxes                                797           801
   Deferred investment tax credit                              (626)         (755)
   Deferred and refundable fuel and gas costs                 7,822         2,234
   Allowance for funds used during construction                (330)         (195)
   Changes in certain current assets and liabilities:
      Accounts and gas marketing accounts receivable,
        net and accrued utility revenues                     21,108        (5,651)
      Materials and supplies                                   (547)          481
      Prepayments and other current assets                  (19,824)      (13,423)
      Operating and gas marketing accounts payable            6,328        16,941
      Accrued Federal Income and other taxes                 (1,642)        2,535
      Accrued interest                                       (4,740)       (1,223)
      Other current liabilities                              10,173         9,286
   Other-net                                                  7,088           996
Net Cash Provided from Operations                            86,111        76,836

Cash Flow from Investing Activities:
Additions to plant                                          (29,759)      (34,645)
Allowance for funds used during construction                    330           195
Temporary cash investments                                       14          (562)
Net Cash Used in Investing Activities                       (29,415)      (35,012)

Cash Flow from Financing Activities:
Proceeds from:
   Issuance of common stock                                   3,759             -
   Issuance of long-term debt                                55,000        75,000
Retirements of:
   Long-term debt                                           (55,721)      (74,899)
   Capital lease obligations                                   (357)         (330)
Net repayments under short-term debt
  arrangements*                                             (40,955)      (22,500)
Dividends on preferred and common stock                     (28,184)      (27,692)
Change in dividends payable                                      (1)            1
Net Cash Used in Financing Activities                       (66,459)      (50,420)
Net Change in Cash and Cash Equivalents                      (9,763)       (8,596)
Cash and Cash Equivalents at Beginning of Period             14,256        15,378
Cash and Cash Equivalents at End of Period                  $ 4,493       $ 6,782


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
      Interest, net of amounts capitalized                  $29,309       $25,942
      Federal income taxes                                  $15,229       $19,920

* Debt with maturities of 90 days or less.

 The accompanying notes are an integral part of these statements.

             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of September 30, 1994, the consolidated statements of income for the three month and nine month periods ended September 30, 1994 and 1993, and the consolidated cash flow statements for the nine month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 1994, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1993 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 Annual Report to Shareholders. The results of operations for the period ended September 30, 1994 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All significant intercompany balances and transactions have been eliminated.

4. Contingencies at September 30, 1994 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1993 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1993 Form 10-K Annual Report, except, during June, 1994, the Company entered into an agreement with Harriman Energy Partners, LTD. to terminate a long-term power purchase agreement for 57 Mw of capacity. The Company will request NYPSC approval of deferred accounting of all associated termination costs pending recovery of those costs in rates.

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postretirement Benefits" which required the recording of a liability of approximately $.8 million. The Company recorded an offsetting regulatory asset and the adoption of Statement No. 112 did not have a significant impact on the results of current operations.

7. On September 8, 1994 the Company adopted a formal plan to sell the radio broadcasting properties operated by its wholly owned subsidiary, Saddle River Holdings, Inc. The disposal date is anticipated to be June 1, 1995. The assets to be sold consist primarily of radio broadcast licenses and operating plant and equipment. At this time the Company is unable to determine the gain or loss which will result from the disposition of the properties; however, management does not believe the disposition will have a material effect on the Company's financial statements. Further, no material operating income (loss) is expected to result during the period from September 8, 1994 through the date of disposal. Actual operating losses of the radio broadcasting properties, which are included in Income from Operations in the Consolidated Statement of Income, for the nine months ended September 30, 1994 and 1993 were ($370,892) and ($560,138), respectively.

8.   Events Subsequent to Earnings Release

     Legal Proceedings

     As more fully described in Part II, Item 1. Legal Proceedings, the Company has reached a tentative settlement, subject to court approval, of two purported shareholder class action complaints against the Company agreeing to create a settlement fund of $1.85 million to resolve all claims in both cases. The Company's insurance carrier has agreed to contribute $.7 million to the settlement fund. The net amount of $1.15 million will be charged to operations during the fourth quarter of 1994.

     Regulatory Matters

     On or about November 10, 1994, the Company will file with the New York Public Service Commission ("NYPSC") a quantification of the rate making effects of its ongoing investigation into prior financial improprieties. The Company will be requesting the NYPSC to approve the refund of approximately $3.2 million to its New York electric and gas customers. This amount will be charged to operations in the fourth quarter of 1994. The Company anticipates that the NYPSC will require that a proceeding be established to provide the opportunity for other parties, including NYPSC Staff who are conducting an independent investigation, to be heard on this matter. The Company is unable to predict the final results of this proceeding and what modifications, if any, will be made to the amount proposed to be refunded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:
                             Financial Performance

The Company's consolidated earnings per average common share outstanding for the third quarter of 1994 were $1.14 as compared to $1.22 for the third quarter of 1993. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding were 13.6 million for the third quarter of 1994 and 13.5 million for the third quarter of 1993.

The current quarterly dividend rate of $.64 is equivalent to an annual dividend rate of $2.56 per share. Dividends declared during the twelve months ended September 30, 1994 amounted to $2.53 with a dividend payout ratio of 94.4% as compared to $2.48 a year ago with a payout ratio of 74.5%.

The return on average common equity for the twelve months ended
September 30, 1994 was 9.67%, as compared to 12.23% for the twelve months ended September 30, 1993.


                        Capital Resources and Liquidity

At September 30, 1994, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $59 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $15.0 million at September 30, 1994, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments. The average daily balance of short-term borrowings for the nine months ended September 30, 1994 amounted to $30.4 million at an effective interest rate of 4.2% as compared to $33.8 million at an effective interest rate of 3.3% for the same period of 1993.
The level of temporary cash investments for the nine months ended September 30, 1994 increased to an average daily balance of $8.0 million from $4.4 million for the same period of 1993.

Effective May 1, 1994 through October 31, 1994, all shares of common stock purchased under the Company's Dividend Reinvestment and Stock Purchase Plan ("DRP") and the Employee Stock Purchase and Dividend Reinvestment Plan ("ESPP") with reinvested dividends and optional cash payments, were original issue shares purchased from the Company. During that time, $3.8 million of common equity was generated through the issuance of approximately 116,400 shares of common stock under the Company's DRP and ESPP. The New York Public Service Commission ("NYPSC") has authorized the Company to issue up to 750,000 shares under the DRP and ESPP. At the option of the Company, however, common stock used to satisfy the requirements of the DRP and ESPP may be purchased on
the open market.    Effective November 1, 1994, common stock acquired under
the DRP and ESPP is being purchased on the open market.

On August 31, 1994, the New York State Energy Research and Development Authority ("NYSERDA") issued, on behalf of the Company, $55 million of variable rate Pollution Control Refunding Revenue Bonds due October 1, 2014 (the "1994 Bonds"). The proceeds from the issuance of the 1994 Bonds were used to refund, on October 1, 1994, the $55 million NYSERDA 10 1/4% Pollution Control Revenue Bonds, 1984 Series, issued on behalf of the Company. In anticipation of issuing the 1994 Bonds, the Company entered into a forward interest rate swap agreement in 1992. Pursuant to the swap agreement, the Company will pay interest at a fixed rate of 6.09% to a swap counter party and will receive a variable rate of interest in return which is identical to the variable rate payment made on the 1994 Bonds. The result is to effectively establish a fixed rate of interest on the 1994 Bonds of 6.09%.


                                Rate Activities

New York

On September 1, 1993, the Company filed with the NYPSC, the first adjustment to gas rates pursuant to a four-year settlement agreement ("Settlement Agreement") that the Company and the NYPSC Staff entered into regarding an application the Company filed with the NYPSC on January 16, 1992. The Settlement Agreement, approved by the NYPSC on September 30, 1992, contains a weather adjustment clause which automatically adjusts rates to offset the effects of variations in weather from that assumed for setting rates. The Settlement Agreement provides for an overall rate of return of 10.26%, with a return on common equity of 12.15% including incentives of 50 basis points.
The increase in annual gas revenues as a result of the second-stage adjustment is $3.8 million or 2.5%. Although the Settlement Agreement provided for an effective date for this adjustment of January 1, 1994, the Company agreed to extend the effective date until June 30, 1994, in connection with the ongoing investigations of alleged financial improprieties. The effective date of this adjustment was further extended until December 30, 1994 by NYPSC Order issued June 3, 1994.

On September 1, 1994, the Company filed a plan to implement the second-stage rate adjustment on January 1, 1995 and to postpone the next adjustment to gas rates from January 1, 1995 to January 1, 1996. On September 19, 1994, the Company subsequently requested the further postponement of the second-stage gas rate adjustment until the Commission's investigation of alleged financial improprieties is concluded. The purpose of the request was to combine the result of the investigation and staged filings into a single rate change. On November 4, 1994, the NYPSC issued an Order terminating the rate Settlement Agreement effective December 31, 1994. The Order denies the Company the opportunity for rate adjustments in the third and fourth years (1995 and 1996) of the four-year settlement agreement. However, the Order authorizes the Company to defer the second-stage rate adjustment and all previously authorized reconciliations through the end of 1994, pending review and audit by the NYPSC staff and the conclusion of the NYPSC's investigation of alleged financial improprieties.


On January 29, 1993, the Company filed with the NYPSC for an increase in electric rates of $17.1 million to be effective January 1, 1994. The rate application proposed a three-year (1994-1996) extension of the Revenue Decoupling Mechanism ("RDM") revenue reconciliation and operating cost adjustment procedures. Continuation of the energy efficiency and customer service incentive programs was also requested. In addition, the Company sought approval to implement a new power plant efficiency incentive. The rate increase request included a 12.25% return on equity.

As a result of ongoing investigations of alleged financial improprieties, the NYPSC issued an Order on December 26, 1993 and related Orders which resulted in (1) the postponement of the effective date of new electric rates from January 1, 1994 until June 30, 1994; (2) the estabishment of up to $3.0 million ($2.25 million electric and $.75 million gas) of annual revenue as temporary and subject to refund; and (3) a change in the Demand Side Management ("DSM") incentive to allow the Company to retain 5% of net resource savings and termination of the customer service incentive, effective
January 1, 1994.

By Order issued June 10, 1994, (the "June Order") the electric rate application was terminated by the NYPSC. The June Order provides for the continuation of the RDM revenue reconciliation and operating cost adjustment procedures and the continuation of other provisions of the December 16, 1993 Order including up to $3.0 million of revenue made subject to refund, a 5% net resource saving DSM incentive, and elimination of a customer service incentive. The June Order also provides for a reduction in the RDM adjustment factor effective July 1, 1994 reflecting the new recovery level required for 1993 net RDM deferrals. Finally, the June Order reduces the threshold for measuring excess earnings from 12.0% to 10.6% effective retroactively to January 1, 1994. All earnings in excess of 10.6% are to be deferred for future disposition pending the conclusion of the ongoing investigations.

On September 19, 1994, the Company filed an appeal with the Supreme Court of New York challenging the legality of the June Order. The appeal argues that by changing the targeted return on common equity from 11.45% to 10.6% for the first six months of 1994, the Commission engaged in retroactive ratemaking. The appeal also argues that there is no evidence in the record to support a determination that the cost of equity is 10.6%.

In addition, the NYPSC accepted the Company's proposal for a two-month (November and December, 1993) temporary rate reduction of $115,000 per month related to the misappropriation of funds. The Company voluntarily extended the temporary rate reduction for a third month, through January 1994, bringing the total amount refunded to New York ratepayers to $345,000. It is not possible to predict at this time the extent of additional refunds that may be required by the NYPSC, if any.

New Jersey

In January 1992, in response to Rockland Electric Company's ("RECO's")
March 18, 1991 petition requesting a $12.9 million increase in base rates, an increase in electric rates of $5.1 million was granted by the New Jersey Board of Regulatory Commissioners ("NJBRC"). (The NJBRC was renamed effective July
5, 1994 and is now the New Jersey Board of Public Utilities ("NJBPU")).   This
increase includes a 12% rate of return on common equity. In addition, the NJBRC initiated a Phase II proceeding in this case to address the effect of the State of New Jersey's June 1, 1991 tax legislation. That legislation changed the procedure under which certain taxes are collected from the State's utilities. Previously, utilities had been subject to a 12.5% gross receipts and franchise tax, which the utilities paid in lieu of property taxes; however, the new tax is based upon the number of units of energy (kwh or therms) delivered by a utility rather than revenues. The legislation also requires that utilities accelerate payment to the State of the taxes collected. As a result, RECO is required to make additional tax payments of approximately $16 million during the period 1993-1994. On November 12, 1992, the NJBRC issued a Decision and Order approving the recovery of the additional tax over a ten-year period. A carrying charge of 7.5% on the unamortized balance was also approved. The amount of unrecovered accelerated payments is included in Deferred Revenue Taxes.

On February 26, 1993 the New Jersey Department of Public Advocate, Division of Rate Counsel ("Rate Counsel") filed a Notice of Appeal from the NJBRC Decision and Order with the Superior Court of New Jersey, Appellate Division, stating as grounds for the appeal that the Decision is arbitrary and capricious and would result in unjust and unreasonable rates. On March 21, 1994, the Superior Court of New Jersey, Appellate Division, upheld the NJBRC Decision, stating the NJBRC used proper rate-making principles.

Under an agreement with the NJBRC to return to customers any funds found to be misappropriated as a result of an ongoing investigation of certain officers and former employees, RECO has refunded to New Jersey ratepayers $94,100 through reductions in the applicable fuel adjustment charges in February and March 1994. The Company has also pledged to return any other funds that are discovered to have been misappropriated.

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

Results of Operations:

                             QUARTERLY COMPARISON


Earnings per average common share outstanding for the third quarter of 1994 amounted to $1.14 per share as compared to $1.22 per share for the third quarter of 1993. This decrease is attributed to the expenses associated with the continuing investigation and litigation involving misappropriation of company funds and lower utility revenues, which were partially offset by lower utility operating expenses.
Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $4.8 million in the third quarter of 1994 as compared to the same quarter of 1993.

Electric operating revenues during the current quarter were $145.7 million as compared to $148.9 million for the third quarter of 1993, a decrease of $3.2 million. The components of the changes in electric operating revenues for the quarter ended September 30, 1994 as compared to the same quarter of 1993 are as follows:

                                         (Millions of Dollars)
     Retail sales:
        Base Revenues*                          $ (3.6)
        Fuel cost recoveries                      (1.6)
        Sales volume changes                        .2
           Subtotal                               (5.0)
     Sales for resale                              (.7)
     Other operating revenue:
        RDM revenue reconciliation
          and DSM incentives                        .2
        Other                                      2.3
             Total                               $(3.2)



     *Includes miscellaneous surcharges and revenue tax recoveries.


Actual total sales of electric energy to retail customers during the third quarter of 1994 were 1,242,008 megawatt hours ("Mwh"), compared with 1,239,606 Mwh during the comparable period a year ago. This increase is the result of an increase in the average number of customers when compared to the same period a year ago. Before reflecting the effect of the RDM and the DSM incentives in the Company's New York jurisdiction, electric revenues associated with these sales were $145.2 million during the current quarter compared to $150.2 million during the third quarter of 1993, a decrease of $5.0 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, net of fuel and taxes, amounted to $70.8 million for the third quarter of 1994. In accordance with RDM procedures, deviations between revenue targets and actual sales revenue are deferred and either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $74.0 million for the third quarter of 1994 was $3.2 million, and is recorded as a reduction to revenue. In the third quarter of 1993, the Company recorded $4.0 million as a reduction to revenue.

With regard to the DSM goal achievement incentives, the Company's performance during the third quarter of 1994 allowed it to record $.2 million of incentive related revenue. The incentive revenue recorded in the third quarter of 1993 was $.8 million.

The Company's performance during the remainder of 1994 will determine what, if any, RDM revenue adjustments may be recorded.

Revenues from sales to other utilities in the third quarter of 1994 amounted to $1.4 million, a decrease of $.7 million from a year ago. Sales to such utilities totaled 64,500 Mwh, compared with 81,622 Mwh in the third quarter a year ago. Because revenues from these sales are primarily a recovery of costs in accordance with applicable tariff regulations, they have little impact on the Company's annual earnings.

Gas operating revenues during the quarter were $12.4 million compared to $14.0 million for the third quarter of 1993, a decrease of $1.6 million. The components of the changes in gas operating revenues for the quarter ended September 30, 1994 as compared to the same quarter of 1993 are as follows:

                                               (Millions of Dollars)

     Sales to firm customers:
          Base revenues*                          $    (.2)
          Gas cost recoveries                          (.9)
          Sales volume changes                         (.1)
            Subtotal                                  (1.2)
     Sales to interruptible                             .2
     Other operating revenue                           (.6)
            Total                                 $   (1.6)

     * Includes miscellaneous surcharges and revenue tax recoveries.

Gas sales to firm customers during the third quarter of 1994 totaled 1,581 million cubic feet ("Mmcf"), compared with 1,605 Mmcf during the same period a year ago. Gas revenues from firm customers were $11.2 million, compared with $12.4 million in the third quarter of 1993.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas
Marketing

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $3.2 million during the third quarter of 1994 when compared to the same quarter of 1993. The components of the change are as follows:

                                               (Millions of Dollars)

     Prices paid for fuel and purchased power       $ (4.0)
     Changes in kilowatt-hours generated
       or purchased                                    (.6)
     Deferred fuel charge                              1.4
          Total                                     $ (3.2)

The average cost per kilowatt-hour generated and purchased was 2.40 cents for the quarter ended September 30, 1994 compared to 2.68 for the same quarter of 1993.

Purchased gas costs for utility operations were $6.1 million in the third quarter of 1994 compared to $7.1 million in 1993, a decrease of $1.0 million.

The components of the changes in purchased gas costs are as follows:

                                               (Millions of Dollars)

     Prices paid for gas supplies*                    $(3.4)
     Gas sendout volume                                 1.4
     Deferred fuel charges                              1.0
          Total                                       $(1.0)

     *Net of refunds received from gas suppliers.

The average cost per thousand cubic feet ("Mcf") purchased for the third quarter of 1994 including transportation and storage costs, was $5.97 compared to $7.57 in the third quarter of 1993.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses excluding fuel, purchased power and gas purchased for resale for the third quarter, increased by $.5 million compared with the same period in 1993. The increase in expenses associated with utility operations accounted for $.1 million of this increase.

The increase in other utility operation and maintenance expense is the result of an increase in depreciation and amortization expense of $.5 million offset by decreases in Federal income taxes of $.3 and other taxes of $.1 million.

Diversified Activities

The Company's diversified activities consist of gas marketing, gas production, land development and communications businesses conducted by wholly owned non-utility subsidiaries.

Revenues from diversified activities increased by $6.5 million for the third quarter of 1994 as compared to the same quarter of 1993, as a result of the gas marketing subsidiary's success in adding customers and increasing its sales volume. These revenues were offset by increases in operating expenses for all diversified activities of $6.6 million, which is the result of increased gas purchases of $6.2 and increases in depreciation, taxes, and other operating expenses of $.4 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $.1 million during the third quarter of 1994 when compared to the same quarter of 1993. This decrease is primarily the result of an increase in outside professional and consulting services related to the investigations of alleged financial improprieties. It is estimated that the Company will incur from $.5 million to $1.0 million of additional expenses in the fourth quarter of 1994 in connection with legal and regulatory proceedings related to these events.

                            YEAR TO DATE COMPARISON

Earnings per average common share outstanding for the nine month period ended September 30, 1994 amounted to $2.31 per share as compared to $2.70 for the same period of 1993. This decrease is attributed to the expenses associated with the continuing investigation and litigation involving misappropriation of company funds and increased operating expenses, offset by increased revenues, and the favorable results of the gas marketing subsidiary.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $11.4 million for the first nine months of 1994 as compared to the same period of 1993.

Electric operating revenues during the current period were $376.6 million as compared to $375.7 million for the comparable period of 1993, an increase of $.9 million. The components of the changes in electric operating revenues for the nine months ended September 30, 1994 as compared to the same period in 1993 are as follows:

                                               (Millions of Dollars)
     Retail sales:
       Base rates*                                    $(2.1)
       Fuel cost recoveries                            (2.0)
       Sales volume changes                             6.3
             Subtotal                                   2.2
     Sales for resale                                    .8
     Other operating revenues:
       RDM revenue reconciliation
        and DSM incentives                             (4.2)
       Other                                            2.1
          Total                                       $  .9


     *Includes miscellaneous surcharges and revenue tax recoveries.


Actual total sales of electric energy to retail customers during the first nine months of 1994 were 3,392,027 Mwh, compared with 3,316,118 Mwh during the comparable period a year ago. Before reflecting the effect of the RDM and the DSM incentives in the Company's New York jurisdiction, electric revenue associated with these sales was $376.1 million during the current period compared to $373.9 million during the first nine months of 1993, an increase of $2.2 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, amounted to $175.5 million for the first nine months of 1994. In accordance with RDM procedures, deviations between revenue targets and actual sales revenue are deferred and either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $184.3 million for the first nine months of 1994 was $8.8 million, which is recorded as a reduction to revenue. For the first nine months of 1993, the Company recorded a reduction in revenues of $6.6 million.

With regard to the DSM goal achievement incentives provided for in the RDM agreement, the Company's performance during the first nine months of 1994 allowed it to record $.3 million of incentive related revenue compared to $2.3 million of incentive revenue recorded during the comparable period of 1993.

The Company's performance during the remainder of 1994 will determine what, if any, additional RDM revenue adjustments may be recorded.

Revenues from sales to other utilities in the first nine months of 1994 amounted to $6.2 million compared to $5.4 million a year ago. Such sales totaled 238,675 Mwh compared with 192,310 Mwh in the first nine months of 1993. Because revenues from these sales are primarily a recovery of costs in accordance with applicable tariff regulations, they have little impact on the Company's annual earnings.

Gas operating revenues during the first nine months of 1994 were $119.6 million compared to $109.1 million for the first nine months of 1993, an increase of $10.5 million. The components of the changes in gas operating revenues for the nine months ended September 30, 1994 as compared to the same period in 1993 are as follows:

                                               (Millions of Dollars)
     Sales to firm customers:
       Base rates*                                    $(1.4)
       Gas cost recoveries                              9.1
       Sales volume changes                             2.3
             Subtotal                                  10.0
     Sales to interruptibles                            1.5
     Sales for resale                                   (.1)
     Other operating revenue                            (.9)
          Total                                       $10.5


     *  Includes miscellaneous surcharges and revenue tax recoveries.

Firm gas sales amounted to 14,937 Mmcf during the first nine months of 1994, an increase of 5.2% from the 1993 level of 14,194 Mmcf. Gas revenues from firm customers were $112.9 million in the current period compared to $102.9 million during the first nine months of 1993. Sales of interruptible gas for the first nine months of 1994 amounted to 832 Mmcf, an increase of 346 Mmcf from 1993. Revenues from these sales were $3.5 million as compared to $2.0 million for the same period of 1993.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas Marketing

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $.5 million for the first nine months of 1994 when compared to the $105.8 million recorded during the same period of 1993.

The components of the changes in electric energy costs are as follows:

                                               (Millions of Dollars)
     Prices paid for fuel and
       purchased power                                $(5.6)
     Changes in kilowatt-hours
       generated or purchased                           3.7
     Deferred fuel charge                               1.4
          Total                                       $ (.5)


The average cost per kilowatt-hour generated and purchased was 2.55 cents in the first nine months of 1994 and 2.69 cents for the same period of 1993.

Purchased gas costs for utility operations, excluding the cost of gas purchased for the Company's diversified activities which is discussed in this year-to-date comparison under the heading "Diversified Activities", were $71.3 million for the first nine months of 1994 compared to $62.6 million for the comparable period of 1993.

The components of the change are as follows:


                                               (Millions of Dollars)

     Prices paid for gas suppliers*                  $(1.0)
     Gas sendout volume                                6.0
     Deferred fuel charges                             3.7
          Total                                      $ 8.7


          *Net of refunds received from gas suppliers

The average cost per Mcf purchased for the first nine months of 1994, including transportation and storage costs, was $3.72 as compared to $3.77 for the same period of 1993.

Other Operating and Maintenance Expenses

The Company's total operation and maintenance expenses excluding fuel, purchased power and gas purchased for resale, increased by $8.5 million compared to a year ago. Expenses from Diversified Activities accounted for $2.2 million of this increase, as described below. The increase associated with utility operations was $6.3 million. This increase is the result of a recent NYPSC decision, which resulted in a non-recurring accounting adjustment as well as a reduction in the amount of operating expenses reconciled in the RDM which together amounted to $2.8 million and increases in taxes primarily as a result of increased revenue taxes of $3.1 million. Other operating and maintenance expense plus depreciation increased $.4 million when compared to the same period of 1993.

Diversified Activities

Revenues from diversified activities increased by $33.5 million for the first nine months of 1994 as compared to the same period of 1993. The increase is primarily the result of increased sales from gas marketing activities. While revenues from gas marketing activities were significantly higher during the first nine months of 1994 as compared to the first nine months of 1993, an extremely competitive market resulted in narrower profit margins during the current period. These revenues were offset by increases in operating expenses for all diversified activities of $32.5 million, which is the result of increased gas purchases of $30.3 million and increases in depreciation, taxes and other operating expenses of $2.2 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $3.1 million during the first nine months of 1994 when compared to the first nine months of 1993. This decrease is primarily the result of the costs of the investigation and litigation involving former officers and others, partially offset by a decrease in interest expense which resulted from lower interest rates and increases in other income. It is estimated that the Company will incur from $.5 million to $1.0 million of additional expenses in the fourth quarter of 1994 in connection with legal and regulatory proceedings related to these events.
                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

Investigation and Related Litigation

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, for a description of a Joint Cooperation Agreement dated November 3, 1993, executed by the Rockland County (New York) District Attorney and the Company. As stated therein, the Joint Cooperation Agreement provides, among other things, that the Company shall establish, independent from the Company, the position of "Inspector General", for a period of seven years, to be assigned the authority and resources necessary, including staff, to investigate and report on improper or unethical conduct by Company officers or employees, the cost of such Inspector General to be borne by the shareholders of the Company and not the ratepayers. The Joint Cooperation Agreement provides that the duration of the Inspector General's appointment may be modified by the parties as circumstances may warrant.

     Pursuant to the terms of the Joint Cooperation Agreement, the Company and Kroll Associates, Inc. ("Kroll") have entered into an Agreement dated as of November 1, 1994 (the "IG Agreement"), pursuant to which the Company has engaged, at its expense, for a period of up to seven years, the services of Robert J. McGuire, President of Kroll, to act as Inspector General. A copy of the IG Agreement is attached as an exhibit to this Form 10-Q Quarterly Report.


     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, for a description of an action entitled James F. Smith v. Orange and Rockland Utilities, Inc., which was brought in New York State Supreme Court, Rockland County. On September 23, 1994, Judge Howard Miller issued a decision granting the Company's motion for summary judgment thereby dismissing this complaint.

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, respectively, for a description of an action entitled Feiner, et al.
v. Orange and Rockland Utilities, Inc., a purported ratepayer class action complaint against the Company which was filed in the United States District Court, Southern District of New York. As stated therein, on February 18, 1994 the Company filed a motion to dismiss this case. On September 8, 1994, the District Court granted the Company's motion to dismiss this action and on September 16, 1994, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit appealing the District Court's decision.

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, respectively, for a description of an action entitled Bernstein v. Orange and Rockland Utilities, Inc. and James F. Smith, a purported shareholder class action complaint against the Company and a former Chairman of the Board of Directors and Chief Executive Officer of the Company which was filed in the United States District Court, Southern District of New York, and Gross v. Orange and Rockland Utilities, Inc., a purported shareholder class action complaint, filed against the Company in the United States District Court, Southern District of New York. On November 3, 1994, the Company signed a tentative settlement in each of these actions, subject to Court approval. The settlements have been filed with Judge Brieant who has been asked to consolidate the two cases and certify class actions for settlement purposes only. If the settlements are approved by the Court after members of the classes are given notice and an opportunity to be heard, the Company will create a settlement fund of $1.85 million to resolve all claims in both cases. Additional information regarding these settlements is included under the caption "Notes to Consolidated Financial Statements" in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

Other Litigation

     Reference is made to Part 2, Item 1. Legal Proceedings, in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, respectively, for a description of an action entitled Carpenters Local No. 964 Pension Fund v. DiGiacinto, et al., filed in the Supreme Court of the State of New York, County of Rockland. As stated therein, the Company is a third party defendant in this action which is based on an action entitled Guarino et al. v. Carpenters Local No. 964 Pension Fund ("Guarino"), brought in New York State Supreme Court, Rockland County by residents of a subdivision who claim that the deterioration of wallboard materials buried at the subdivision site has resulted in a continuous release of hydrogen sulfide gas thereby rendering their homes unfit for dwelling. On August 8, 1994, the Company was served with an additional third party summons and complaint naming it as a one of 18 third party defendants in United States Gypsum Company v. Broadhaver Realty Corp., et al., filed in the New York Supreme Court, County of Rockland. This action is based on a public nuisance claim entitled State of New York v. Carpenters Local No. 964 Pension Fund, et al., filed in the Supreme Court of the State of New York, County of Rockland, which, in turn, is based on the same facts underlying Guarino. At this time, the Company does not believe that these actions will have a material effect on the business or financial condition of the Company.

     In September 1994, the Company agreed to contribute $6,500 to, and participate in, together with other defendants in the foregoing actions, a remediation effort at the subdivision site.

Regulatory Matters

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, respectively for a description of an electric rate case filed by the Company with the NYPSC on January 29, 1993 (Case 93-E-0082). On September 19, 1994, the Company filed an appeal in New York State Supreme Court, Albany County, in response to the NYPSC's June 10, 1994 Order setting the Company's targeted rate of return on equity at 10.6% and making it retroactive to January 1, 1994. The appeal contests the retroactivity of the NYPSC Order, contending that during the first six months of 1994 the Company had operated under a December 1993 NYPSC Order that permitted a target return on equity of 11.54%. Further information regarding Case 93-E-0082 is contained under the caption "Rate Activities" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, for a description of the New York State Department of Law and NYPSC Staff motions regarding the Company's 1992 gas rate case (Case 92-G-0050). On November 4, 1994, the NYPSC issued an Order (the "November 4 Order") which affects the second stage gas rate increase contained in the approved settlement of Case 92-G-0050. Further information regarding the November 4 Order is contained under the caption "Rate Activities" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.26 Letter agreement dated September 29, 1994 between Orange and Rockland Utilities, Inc. and R. Lee Haney regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc.

         10.27 Letter agreement dated September 29, 1994 between Orange and Rockland Utilities, Inc. and D. Louis Peoples regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc.

         99.5 Agreement Between Orange and Rockland Utilities, Inc. and Kroll Associates, Inc. dated as of November 1, 1994.

     (b) Reports on Form 8-K

     Reference is made to Item 6.(b), Reports on Form 8-K, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, for a description of a Current Report on Form 8-K dated July 14, 1994, filed by the Company with the SEC on July 18, 1994.

     On August 24, 1994, the Company filed with the SEC a Current Report on Form 8-K dated August 22, 1994, disclosing the issuance of the Final Report of the Special Committee of the Board of Directors of the Company, which Report summarizes the findings and conclusions of the Special Committee's investigation which commenced on August 20, 1993 following the arrest of a former Vice President of the Company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    ORANGE AND ROCKLAND UTILITIES, INC.
                                               (Registrant)




     Date: November 10, 1994        By   TERRY L. DITTRICH
                                         Terry L. Dittrich
                                         Acting Controller





     Date: November 10, 1994        By   ROBERT J. McBENNETT
                                         Robert J. McBennett
                                         Treasurer