Form 10-K
period 1994-12-31
ORANGE & ROCKLAND UTILITIES INC
filed 1995-03-17
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                            FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
        For the fiscal year ended   December 31, 1994

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

      At February 28, 1995, the approximate aggregate market value of the voting stock held by nonaffiliates of the registrant was $434,547,731*

      At February 28, 1995, the registrant had 13,632,870 shares of Common Stock ($5 par value) outstanding.

                                                            (Continued)

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K

                       (Continued from first page)

                   ORANGE AND ROCKLAND UTILITIES, INC.
        (Exact name of registrant as specified in its charter)



Documents incorporated by reference:
   Annual Report to Shareholders for the year ended December 31, 1994 incorporated in Part I, Part II and Part IV to the extent described therein.
   The Company's definitive Proxy Statement in connection with the 1995
    Annual Meeting of Common Shareholders incorporated in Part III to the extent described therein.

* For purposes of this calculation, it is assumed that only directors and officers of the registrant are affiliates of the registrant.


























0064O.wp

                               TABLE OF CONTENTS

                                                                          Page


PART I
Item  1.  Business
          General Development of Business                                   1
          Financial Information about Industry Segments                     1
          Narrative Description of Business:                                1
              Principal Business                                            1
              Events Affecting the Company                                  2
              Electric Operations                                           3
              Gas Operations                                                9
              Diversified Activities                                       11
              Construction Program and Financing                           13
              Regulatory Matters                                           16
              Utility Industry Risk Factors                                19
              Competition                                                  20
              Marketing                                                    21
              Environmental Matters                                        21
              Research and Development                                     24
              Franchises                                                   24
              Employee Relations                                           25
Item  2.  Properties                                                       26
Item  3.  Legal Proceedings                                                28
Item  4.  Submission of Matters to a Vote of Security Holders              37

Executive Officers of the Registrant                                       38

PART II
Item  5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters                                            39
Item  6.  Selected Financial Data                                          39
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            39
Item  8.  Financial Statements and Supplementary Data                      40
Item  9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                         40

PART III
Item 10.  Directors and Executive Officers of the Registrant               40
Item 11.  Executive Compensation                                           40
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                                 40
Item 13.  Certain Relationships and Related Transactions                   40

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                     41

Signatures                                                                 47

Report of Independent Public Accountants on Financial
 Statement Schedules                                                       49

Consent of Independent Public Accountants                                  49

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

      The Company has two wholly owned utility subsidiaries, Rockland Electric Company ("RECO"), a New Jersey corporation, and Pike County Light & Power Company ("Pike"), a Pennsylvania corporation. The Company has three wholly owned non-utility subsidiaries, O&R Energy Development, Inc. ("ORED"), a Delaware corporation, Clove Development Corporation ("Clove"), a New York corporation and O&R Development, Inc. ("ORD"), a Delaware corporation. RECO has a wholly owned non-utility subsidiary, Saddle River Holdings Corp. ("SRH"), a Delaware corporation. SRH has two wholly owned non-utility subsidiaries, NORSTAR Holdings, Inc. ("NHI") (formerly O&R Energy, Inc.) and Atlantic Morris Broadcasting, Inc., both Delaware corporations. NHI has two wholly owned non-utility subsidiaries, Millbrook Holdings, Inc. and NORSTAR Management, Inc. ("NMI"), both Delaware corporations. NMI is the sole general partner of a Delaware limited partnership, NORSTAR Energy Limited Partnership. The businesses of the non-utility subsidiaries are described under the subheading "Diversified Activities" in this Item 1.

Financial Information about Industry Segments:

      Consolidated financial information regarding the Company's principal business segments, Electric Operations, Gas Operations and Diversified Activities is contained in Note 13 of the Notes to Consolidated Financial Statements - "Segments of Business" on page 32 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

      As of December 31, 1994, the Company and its utility subsidiaries furnished electric service to approximately 260,000 customers in 96 communities with an estimated population of 666,000 and gas service to approximately 111,000 customers in 57 communities with an estimated population of 470,000. There have been no significant changes in either the population of the Company's service territory or in the number of customers served since December 31, 1993. At that time, electric service was provided to approximately 257,000 customers in 96 communities with an estimated population of 656,000 and gas service was provided to approximately 109,000 customers in 57 communities with an estimated population of 463,000. At December 31, 1994 and 1993, 95% of the Company's residential gas customers used gas as their major source of space heating fuel. While the territory served is predominantly residential, the Company and its utility subsidiaries also serve a number of commercial and industrial customers in diversified lines of business activities from which significant electric and gas revenues are derived. No customer accounts for more than 10% of either gas or electric sales. The business of the Company and its utility subsidiaries is seasonal to the extent that sales of electricity are higher during the summer, mainly due to air conditioning requirements, and sales of gas are greater in the winter months, primarily as a result of space heating requirements.

Events Affecting the Company

      On August 16, 1993, the Rockland County, New York District Attorney (the "District Attorney") charged a then Vice President of the Company with grand larceny, commercial bribery and making illegal political contributions and commenced a related investigation of the Company. Two other former employees who had reported to the Vice President were also charged with grand larceny.

      The events which followed these actions include the formation of a special committee of the Company's Board of Directors and the conduct of an independent investigation under the supervision of that Committee, investigations conducted by both the District Attorney and various utility regulatory agencies, various legal actions brought both by and against the Company, the refund of misappropriated funds to the Company's customers and the effects on the Company's rate filings. Details concerning these events, including the cost incurred for legal counsel, accounting services, and other professional and consultative services related to the investigations and their effect on the Company's results of operations, are contained in the "Review of the Company's Results of Operations and Financial Condition" under the captions "Results of Operations", "Events Affecting the Company", "Rate Activities" and "Other Income and Deductions and Interest Charges" and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Legal Proceedings" beginning on pages 9 and 28, respectively, of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Item 3, "Legal Proceedings", of this Form 10-K Annual Report.

Electric Operations

      Generating Capacity and Purchased Power. As described more fully in Item 2 of this Form 10-K Annual Report under the subheading "Electric Generating Facilities", the capacity of the Company's plants provides the Company with a net generating capacity of 1,032 megawatts ("Mw") in the winter and 1,020 Mw in the summer. Additionally, the Company purchases capacity, as more fully described below, to satisfy its reserve requirements, as well as any demand in excess of its installed capacity. The electric energy which RECO and Pike distribute to their customers is supplied by the Company. The maximum historical one-hour demand for the Company and its utility subsidiaries occurred on July 8, 1993 and was 1,037 Mw. Additional statistics regarding electric operations are contained under the caption "Operating Statistics-Electric" on page 34 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

      During 1994, the Company had agreements in place for both capacity and energy purchases. Capacity purchases included an agreement with PSE&G which provided between 75 Mw and 150 Mw of capacity, an agreement with Pennsylvania Power & Light Company ("PP&L") which provided between 50 Mw and 125 Mw of capacity, an agreement with the New York Power Authority (the "NYPA") for 25 Mw of year-round capacity from the Blenheim-Gilboa pumped storage facility (the "Gilboa Facility") and an agreement with Central Hudson for 50 Mw of capacity which expired at the end of April 1994.

      During 1994 the Company met approximately 32% of its overall power requirements by aggressively pursuing economic power purchases. These purchases, which were made pursuant to short-term purchase agreements and interchange agreements, resulted in lower costs to the Company's customers. During 1994, the Company could have generated all of its customers requirements more than 99% of the time. At the time of the 1994 peak demand, the Company's installed capacity could have satisfied 98% of its power requirements. The use of purchased power under these circumstances reflects the Company's policy of supplementing it's electric generation with purchased power not only when needed to meet load requirements but also when such power is available at a cost lower than the cost of production. Details regarding the power purchases during 1994 are as follows:


                         1994 PURCHASED POWER

      Purchased From                                 Megawatt hours(Mwh)

      Central Hudson Gas & Electric Corp.                   67,485
      Consolidated Edison Co. of N.Y.                       18,250
      Philadelphia Electric Co.                             47,405
      New York State Electric & Gas Corp.                  222,559
      General Public Utilities                                  87
      New York Power Authority (1)                         288,688
      New York Power Pool                                  331,792
      Niagara Mohawk Power Corp.                            97,405
      Public Service Electric & Gas Corp.                  141,997
      Pennsylvania Power & Light Company                    96,671
      Cogeneration and Small Power Producers               196,915
      North American Energy Conservation                    64,761

                Total                                    1,574,015
                                                         =========

     (1) The Company is party to an agreement with the NYPA regarding the purchase of peaking power from the Gilboa Facility. Pursuant to the agreement, the Company must replace the energy purchased from the Gilboa Facility at a ratio of three-to-two. During 1994, the Company purchased 33,576 Mwh from the Gilboa Facility and replaced 50,950 Mwh, for the net amount of (17,374) Mwh, which is included in the amount shown above.

     With regard to future purchases of capacity, contracts are in place with the NYPA, PP&L and PSE&G. The NYPA agreement for firm purchases from the Gilboa Facility, which provides for 25 Mw of year-round capacity, will be in effect through April 2015. The agreement with PP&L will provide capacity ranging between 10 Mw and 50 Mw through October 1995. In addition, a firm purchased power agreement with PSE&G will provide between 75 Mw and 300 Mw of capacity during the base contract term which extends through April 1998, with an additional 100 Mw available throughout the base contract term at the option of the Company. The contract also provides that at the option of the Company 400 Mw of additional capacity will be available from May 1998 through October 2000. Regarding future purchases of energy, the Company anticipates that agreements will continue to be in effect which will enable it to take advantage of economic power purchases on an as available, as-needed basis.

     Additional information regarding future power supply, particularly the status of capacity purchase contracts with Independent Power Producers and Qualifying Facilities, is contained under the caption "Future Energy Supply and Demand" in this Item 1. Information regarding future payments under capacity purchase contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Power Purchase Agreements" on page 29 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

     Electricity available for sale is a mix of Company generation by various fuel types, supplemented by purchased power when such power is available at a price lower than the price of generation or is needed to meet load requirements. Details for the years 1990 through 1994 are as follows:

                                 1990    1991    1992   1993    1994
     Gas                          27%     22%     21%    16%     23%
     Coal                         32      36      33     33      36
     Oil                          19      14      10      5       6
     Hydro                         4       3      13      4       3
     Purchased Power              18      25      33     42      32

          Total                  100%    100%    100%   100%    100%
                                 ====    ====    ====   ====    ====
     Gas - During 1994, the Company was able to use significant volumes of natural gas for boiler fuel at both its Lovett Plant and the Bowline Point Plant. It also expects to be able to use natural gas in the Lovett
Plant and the Bowline Point Plant during 1995, whenever such gas is more economical than alternative fuels. In 1994, the Company used 2.8 billion cubic feet ("Bcf") and 8.5 Bcf of gas, respectively, at the Lovett Plant and the Bowline Point Plant. The annual average cost per thousand cubic feet ("Mcf") of natural gas burned in the Company's generating plants during each of the years ended December 31, 1990 through 1994 was $2.78, $2.64, $2.82, $3.01 and $2.53, respectively. This is equivalent to $2.69, $2.56, $2.74, $2.92 and $2.44, respectively, per million British Thermal Unit ("MMBTU").

     Coal - The low sulfur coal (1.0 lbs. SO2 per MMBTU) used in Lovett Plant Units 4 and 5 is supplied to the Company primarily through a long term contract with Massey Coal Sales, Inc. ("Massey"), a short-term contract with Blue Crystal Coal Sales Co. ("Blue Crystal") and through spot market purchases, which accounted for approximately 50% of the Company's 1994 coal requirements. The Company has the right, under the coal purchase contracts, to suspend the purchase of coal if alternative fuel sources become less expensive. The coal is washed and, as such, is low in ash (typically 7%) and high in BTU content (26 MMBTU's per ton). The annual average cost per ton of coal, including delivery charges, consumed at the Lovett Plant during each of the years ended December 31, 1990 through 1994 was $58.40, $56.57, $55.95, $55.25 and $53.15, respectively. This is equivalent to $2.25, $2.18, $2.16, $2.14 and $2.07, respectively, per MMBTU. During 1994 coal was the predominant fuel burned at the Lovett Plant, and the Company expects it to be the predominant fuel burned during 1995. Information regarding the Company's coal supply contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Coal Supply Contracts" on page 29 of the 1994 Annual Report to Shareholders which material is incorporated by reference in this Form 10-K Annual Report.

     Oil - The Company does not anticipate purchasing any significant quantity of fuel oil for its Lovett Plant. Con Ed has undertaken the supply of #6 fuel oil (0.37% maximum sulfur content by weight) to the

Bowline Point Plant, which is supplied under a contract between Con Ed and the Company. Pursuant to that contract, Con Ed has also undertaken to provide a backup oil supply for the Company's Lovett Plant under certain conditions. The Company believes that it will be able to secure sufficient oil supplies to meet the total requirements of #6 fuel oil for the calendar year 1995. The annual average cost per barrel of oil burned in the Company's generating plants during each of the years ended
December 31, 1990 through 1994 was $23.73, $21.23, $20.43, $21.27 and
$19.99, respectively.  This is equivalent to $3.81, $3.40, $3.26, $3.39 and $3.20, respectively, per MMBTU.

     Hydro - Water for the operation of the Company's Mongaup River Hydro Plants is controlled by the Company through the ownership of the necessary land in fee or through easements. In the case of the Grahamsville Plant, water is obtained under contract with the City of New York Board of Water Supply. This contract, which expires in 2005, entitles the Company to 8.1 Bcf of free water each year. Water in excess of 8.1 Bcf, which amounted to 8.8 Bcf during 1994, is billed at varying rates based on an average cost of all fuels used in power generation.

     Purchased Power - The Company's practice regarding purchased power is to supplement the Company's electric generation by purchasing both capacity and energy when needed to meet load and reserve requirements and also when such power is available at a price lower than the cost of production. Details regarding purchased power are contained under the captions "Generating Capacity and Purchased Power" and "Future Energy Supply and Demand" in this Item 1. In addition, information regarding the cost of electric energy is contained under the caption "Electric Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" on page 11 in the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Future Energy Supply and Demand. The Company continues to be committed to meeting customer energy needs by providing reliable energy service at the lowest prudent cost and in an environmentally sound manner. Through its Integrated Resource Plan the Company has responded to the changes that have occurred in the utility industry and has incorporated a significant number of conservation and demand reduction alternatives as well as purchased power into its energy strategy.

     The Demand Side Management ("DSM") program involves efforts to control electric peak demand and energy usage, and addresses the need to improve plant utilization by making customer demand more complementary over time to the available capacity. DSM programs are available to all market segments. Through December 31, 1994, DSM efforts have reduced the annual need for increased generating capacity and energy by 123.9 Mw and 193,864 Mwh, respectively, both through programs administered by the Company and by RECO as well as through contracts with outside energy service companies pursuant to the competitive bidding program. The New York State Public Service Commission ("NYPSC") has consistently authorized the recovery of DSM costs, and in New Jersey, RECO's DSM costs are recoverable on a current basis. Additional information regarding the recovery of DSM costs, including the Company's achievement of certain DSM related goals and their impact on the 1994 results of operations is contained under the captions "Electric Operating Revenues and Sales" and "Rate Activities" in the "Review of the Company's Results of Operations and Financial Condition" on pages 10 and 14, respectively, of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     The Company's Supply-Side Management program involves the acquisition of future increments of capacity and energy as needed to meet anticipated load and reserve requirements and, in particular, to reduce the cost of electricity to the Company's customers. The firm capacity agreements which are currently in place provide the Company with between 135 Mw and 375 Mw of capacity through 1998 with an additional 400 Mw of capacity available at the option of the Company through the year 2000.

     Regarding future purchases of energy, the Company will continue to take an aggressive posture in securing economic increments of purchased power, particularly through interchange transactions, short-term firm contracts and spot purchases.

     The status of the long-term power supply agreements between the Company and certain independent power producers has been affected by the abundance of economic power supply which has become available and by general economic conditions. A summary of the status of these agreements is as follows:

     In 1990, the Company entered into a long-term power supply agreement ("Wallkill Agreement") with Wallkill Generating, L.P. ("Wallkill Generating"). The Wallkill Agreement was approved by the New Jersey Board of Regulatory Commissioners ("NJBRC"), now called the New Jersey Board of Public Utilities ("NJBPU"), in October 1991, and in July 1991 the Federal Energy Regulatory Commission ("FERC") approved the rates contained in the Wallkill Agreement. Pursuant to the agreement, Wallkill Generating, a limited partnership formed by PG&E and Bechtel Generating Company (now U.S. Generating Company), contracted to construct and operate a gas-fired combined cycle generating facility in the Town of Wallkill, N.Y. and sell 95 Mw of capacity and associated energy to the Company. The original target date for commercial operation of this project as set forth in the Wallkill Agreement was April 1994. Changing economic conditions, however, have rendered the contract prices increasingly uneconomic. Therefore, on November 25, 1994, the Company notified Wallkill Generating to stop work on the proposed generating facility and to commence buyout negotiations. These buyout negotiations are continuing.

     In 1990, the Company also entered into a long-term power supply agreement ("State Line Agreement") with State Line Power Associates Limited Partnership ("State Line"). Under the terms of the State Line Agreement, State Line contracted to construct and operate a gas-fired combined cycle generating facility in the Borough of Ringwood, New Jersey and sell 100 Mw of capacity and associated energy to the Company. In July 1992, the State Line Agreement was terminated by the Company for, among others things, State Line's failure to make a required milestone payment pursuant to specified contract terms. On August 3, 1992, State Line filed suit against the Company in the United States District Court for the Southern District of New York claiming that the Company had wrongfully terminated the State Line Agreement. On January 7, 1994, State Line and the Company settled all litigation relating to the State Line Agreement.

     In 1991, the Company entered into a long-term power supply agreement ("Harriman Energy Agreement") with Harriman Energy Partners, Ltd. ("Harriman Energy"), a limited partnership, the general partner of which is Destec Holdings, Inc. (formerly PSE, Inc.). Pursuant to the terms of the Harriman Energy Agreement, Harriman Energy contracted to construct and operate a gas-fired combined cycle generating facility in Harriman, New York and sell approximately 57 Mw of capacity and associated energy to the Company. Due to changing economic conditions which rendered the contract prices increasingly uneconomic, in November 1993 the Company entered into negotiations to terminate the Harriman Energy Agreement. On June 15, 1994, the parties reached agreement to terminate the Harriman Energy Agreement through a buyout.

     Information regarding the cost of terminating the State Line Agreement and the Harriman Energy Agreement is contained in Note 1 of the Notes to Consolidated Financial Statements under the caption "IPP Settlement Agreements" and information regarding future payments under capacity purchase contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Power Purchase Agreements" on pages 22 and 29, respectively of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Gas Operations

     The Company distributes purchased natural gas, supplemented at times of peak load by gas produced in its propane air gas plants.

     As of December 31, 1994, the gas distribution system included 1,697 miles of mains. The highest historical maximum daily gas sendout of 206,038 Mcf occurred on January 19, 1994. Additional statistics regarding gas operations are contained under the caption "Operating Statistics - Gas" on page 35 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Supply, Transportation and Storage. The Company has firm, long-term gas supply contracts with seven gas producers. Together these contracts account for all of the Company's base load gas requirements and include a contract with a Canadian producer which accounts for approximately 28% of firm contracted supply and expires in the year 2002. Contracts for the remaining 72% of the Company's required gas supply have been executed with six domestic producers. Three of these contracts are scheduled to expire between March 31 and October 31, 1995. The remainder have expiration dates ranging between 1996 and 2010. All of the gas supply contracts contain options for renewal and certain of the agreements contain "re-opener" provisions which allow the Company to modify price and operating terms under certain conditions. This flexibility will ensure the reliability of the Company's gas supply while allowing the Company to enhance its supply portfolio as market opportunities arise.

     In addition to its long-term contracted supply sources, the Company purchases spot gas from producers primarily for use in electric generation. During 1994, the Company made spot purchases of approximately
19.8 million Mcf of gas or 42% of the total gas supply.

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

     In addition to the gas supply contracts, the Company has provided for the transportation of gas through firm, long-term transportation agreements with four major pipeline companies: Tennessee Gas Pipeline Company ("Tennessee"), Columbia Gas Transmission Corporation ("Columbia"), Algonquin Gas Transmission Corporation ("Algonquin") and Texas Eastern Transmission Corporation ("Texas Eastern"). The earliest expiration date of any of these contracts is in the year 1996. The Company also has entered into interruptible transportation agreements with the same pipeline companies. All transportation contracts contain options for renewal.

     With regard to gas storage, the Company also has long-term gas storage contract arrangements with Tennessee, Columbia, Texas Eastern and National Fuel Gas Supply Corporation ("National Fuel"). The Tennessee, Columbia and Texas Eastern agreements include a provision for the transportation of the gas held in storage by these companies, and separate agreements with Tennessee and Columbia provide for firm transportation services for gas held in storage by National Fuel. The earliest expiration date of any of these storage contracts is 1996 and all storage contracts contain options for renewal. During 1993 the Company elected to secure capacity in an innovative gas storage project operated by Avoca Natural Gas Storage. The storage facility, which will be available in late 1997, uses leached-out caverns in underground salt beds to create a storage reservoir and is designed for fast withdrawal and refill capacity which will enhance the Company's ability to meet incremental peak day gas requirements.

     Columbia, which provides the Company with both transportation and gas storage services, filed for protection under Chapter 11 of the bankruptcy code during 1991. This action has not affected Columbia's ability to provide services under existing contracts while bankruptcy proceedings are in progress.

     As noted earlier, the Company's maximum daily sendout of gas occurred during January 1994 and amounted to 206,038 Mcf. This compares to the maximum daily gas delivery capacity of the Company's system of 225,839 Mcf which is available from the following sources: direct purchases - 119,567 Mcf; storage withdrawals - 75,672 Mcf; and Company manufactured gas - 30,600 Mcf.

     Additional information regarding gas supply and gas storage contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 28 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Transportation for Others. The Company, through the provisions of FERC Order No. 436 concerning the transportation of natural gas, provides gas transportation services for end users in the Company's service territory who elect to obtain their own direct gas supplies. During 1994, approximately 5.6 million Mcf of gas were transported for such end users.

     Take-or-Pay Surcharge Costs and FERC Order No. 636 Transition Costs. As a result of a 1987 FERC order, as well as other legal and regulatory actions since that time regarding the pass-through of certain "take-or-pay" costs by gas suppliers, the Company has deferred approximately $2.8 million of gas surcharges through December 31, 1994.

     In addition, certain costs incurred by the gas pipeline companies in complying with FERC Order No. 636 have been approved by the FERC for allocation to distribution companies including the Company. It is currently estimated that the Company's obligation related to Order No. 636 transition costs will amount to $24.6 million. It is anticipated that transition costs incurred by the Company will be recoverable in gas rates to the extent such costs are deemed by the NYPSC to have been prudently incurred.

     Information regarding take-or-pay charges and FERC Order No. 636 transition costs is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition", in Note 1 of the Notes to the Consolidated Financial Statements under the caption "Rate Regulation" and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on pages 12, 21 and 28, respectively, of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

Diversified Activities

     Both the Company and RECO have certain non-utility subsidiaries which engage in the following diversified, non-regulated business activities: gas marketing, real estate development and oil and gas production. The Company's Consolidated Financial Statements, which are incorporated in this Form 10-K Annual Report by reference to the Company's 1994 Annual Report to Shareholders, include the results of operations of all diversified activities. In addition, the diversified activities are considered to be a reportable business segment, due to the fact that the gross operating revenues of the non-regulated business activities, which are primarily attributable to the gas marketing activities, account for more than 10 percent of the Company's total consolidated gross revenue. The nature of the gas marketing business is such, however, that the net earnings realized from this activity, and from all non-regulated activities combined, are not considered to be material. In addition, neither the assets of the non-regulated businesses nor the continued operation of the non-regulated business lines are material to the operations of the Company. For these reasons, the disclosure related to the Company's diversified activities, as prescribed by Regulation S-K, has, with few exceptions, been omitted from other sections of this Form 10-K Annual Report.

     Capital contributions to the non-utility subsidiaries by the Company and RECO are borne by the shareholders. Any losses, profits, or tax savings from investments in non-utility subsidiaries accrue to the shareholders and are not included in the cost of service for ratemaking purposes. A description of the non-utility subsidiaries of the Company and RECO follows.

     Saddle River Holdings Corp. ("SRH").   SRH, a wholly owned subsidiary
of RECO, was established for the purpose of investing in non-utility business ventures and, through subsidiaries, is currently engaged in natural gas marketing and radio broadcasting. During 1994, gas marketing activities were conducted through a subsidiary, O&R Energy, Inc., which provided natural gas to industrial, commercial and institutional end users, gas distribution companies, gas marketing companies and electric generating facilities in 38 states, the District of Columbia and Canada. Effective February 28, 1995, O&R Energy, Inc.'s (now NORSTAR Holdings, Inc. ("NHI")) gas marketing activities were transferred to NORSTAR Energy Limited Partnership ("NORSTAR Partnership"), a Delaware limited partnership of which a subsidiary of NHI, NORSTAR Management, Inc., a Delaware corporation, is the general partner and Shell NORSTAR Inc. is the limited partner. Additional information regarding the NORSTAR partnership is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Diversified Activities" on page 12 of the 1994 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

     A subsidiary of NHI, Millbrook Holdings, Inc., holds approximately twelve acres of non-utility real estate in Morris County, New Jersey. Broadcasting activities are conducted through Atlantic Morris Broadcasting, Inc., a subsidiary of SRH which owns radio stations WKTU
(FM) in Ocean City, New Jersey, WABT (FM) in Dundee, Illinois, WALL (AM) and WKOJ (FM) in Middletown, New York and WCSO (FM) and WLPZ (AM) in Portland, Maine. During September 1994, the Company adopted a formal plan to sell the broadcasting properties. Additional information regarding the sale, which is expected to be completed during the second quarter of 1995, is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Diversified Activities", and in
Note 1 of the Notes to Consolidated Financial Statements under the caption "Sale of Broadcast Properties" on pages 12 and 23 of the 1994 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

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

     ORD owns the Interchange Commerce Center ("ICC Project"), a 300 acre tract of land in Orange County, New York. The ICC Project has governmental approvals for the development of 2.7 million square feet of light industrial, office, warehouse and retail space. Approximately 2,000 lineal feet of street and utilities have been installed, and two buildings totaling over 200,000 square feet have been completed and fully leased.

     During October 1994, ORD sold a twelve acre parcel of land to Metroplex Distributors which has begun construction of a 145,000 sq. ft. warehouse and bakery on the site. In addition, ORD has entered into a contract of sale with K-Mart Corporation for the sale of sixty eight acres of land.

     Clove Development Corporation ("Clove"). Clove, a wholly owned subsidiary of the Company, holds approximately 5,500 acres of real estate, located primarily in the Mongaup Valley region of Sullivan County, New York. Historically, Clove's revenues have been derived primarily from the sale of timber and sand, property rentals and periodic sales of land.

     Certain portions of Clove's property lend themselves to recreational development. Two small subdivisions have been developed and substantially sold off. A third development, Lakeside Forest at Swinging Bridge, is actively being marketed, with eight lots having been sold through 1994.

     O&R Energy Development, Inc. ("ORED"). ORED, a wholly owned subsidiary of the Company, is engaged in oil and gas production. Production activities are carried on through ownership interests in producing wells in Texas, Mississippi, Ohio and Pennsylvania. At December 31, 1994, ORED's net investment in producing properties was $390,000.

     Additional information regarding the non-utility subsidiaries of the Company and of RECO is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Diversified Activities", and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Principles of Consolidation" and Note 13 - "Segments of Business", on pages 12, 21 and 32 respectively, of the 1994 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Construction Program and Financing

     Construction Program. The construction expenditures, excluding allowance for funds used during construction ("AFDC"), of the Company and its utility subsidiaries for the period 1995 through 1999 are presently estimated at approximately $229.4 million, as set forth in the table below. The Company's construction program is under continuous review and the estimated construction expenditures are, therefore, subject to periodic revision to reflect, among other things, changes in energy demands, economic conditions, environmental regulations, construction delays, the level of internally generated funds and other modifications to the construction program.

               Forecasted Construction Expenditures (000's)

                                  1995      1996     1997      1998      1999

Electric Production             $22,900   $13,400   $ 8,200   $11,900   $10,500
Electric Transmission
  and Substation                  5,000     1,700     1,300     2,100     1,600
Electric Distribution            20,600    20,600    16,300    15,400    16,400
Gas Plant                        10,800    10,300     8,200     7,900     8,200
General Plant                     2,200     1,900     6,000     2,700     3,300
   Total Construction           $61,500   $47,900   $40,000   $40,000   $40,000


     The Company's forecasted construction expenditures for the five year period 1995 through 1999 consist primarily of routine production, transmission and distribution projects for capital replacements or system betterments and do not include any additions to generating capacity. The 1995 forecast does, however, contain forecasted environmental protection expenditures of $13.5 million which will be required in order to comply with regulations regarding reductions in nitrogen oxide emissions resulting from the Clean Air Act Amendments of 1990.

     Information regarding the Company's construction program is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and under the caption "Construction Program" in Note 12 of the Notes to Consolidated Financial Statements on pages 13 and 28, respectively, of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Financing. The Company has historically used short-term borrowings in the form of commercial paper to finance construction expenditures when such expenditures exceeded internally generated funds and to finance short-term working capital requirements. Short-term borrowings undertaken for construction expenditures are periodically repaid with internally generated funds and the proceeds of long-term debt and equity offerings.

     At December 31, 1994, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $59 million. Commercial paper borrowings, which are supported by such credit lines, amounted to $29.4 million at year end. Additional information regarding the Company's short-term debt position is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 8 of the Notes to Consolidated Financial Statements - "Cash and Short-Term Debt" on pages 13 and 25, respectively, of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     The external financing activities of the Company and its utility subsidiaries during 1994 were limited to refinancing of certain pollution control revenue bonds and the issuance of approximately $3.9 million of common stock under the Company's Dividend Reinvestment and Stock Purchase Plan ("DRP") and Employee Stock Purchase and Dividend Reinvestment Plan ("ESPP"). Information regarding these items, as well as a description of the interest rate swap agreement which become effective during 1994 in connection with the pollution control revenue bond refinancing, is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 7 of the Notes to Consolidated Financial Statements - "Long-Term Debt" on pages 13 and 24, respectively, of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     The Company currently has no plans for the issuance of additional debt or equity securities and it is expected that capital requirements will be met primarily with funds from operations, supplemented with short term debt as required. However, the refinancing of the 9% Pollution Control Revenue Bonds, 1985 Series, which will become subject to call on August 1, 1995 is being evaluated. In addition, the Company has certain series of debt which will mature during 1997 and which may be refinanced at maturity.

     The non-utility subsidiaries of the Company and RECO also maintain certain lines of credit and undertake long and short-term borrowings or make investments from time to time. The non-utility long-term notes outstanding are borrowings made pursuant to several loan arrangements.
At December 31, 1994, Atlantic Morris Broadcasting, Inc., a subsidiary of SRH had debt outstanding aggregating $267,000, the proceeds of which were used to make investments in broadcasting properties, and ORD had an intermediate term mortgage outstanding which amounted to $5.3 million.
O&R Energy, Inc. (now NHI) had an available line of credit and standby letters of credit which together amounted to $15 million under which there were no borrowings at December 31, 1994. As of March 1, 1995, the available line of credit and standby letters of credit for O&R Energy, Inc. (now NHI) were terminated and all amounts owing thereunder were paid in full. In addition, on March 1, 1995, NORSTAR Partnership received an available line of credit of up to $25 million. Non-utility temporary cash investments amounted to $1.8 million at December 31, 1994.

     For a description of the non-utility subsidiaries of the Company and of RECO, see "Diversified Activities" in Item 1 of this Form 10-K Annual Report.

     Information regarding certain financial statistics of the Company is contained under the caption "Financial Statistics" on page 36 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Credit Ratings. The current ratings of the Company's principal securities and its commercial paper are as follows:

                                                     Duff and
                                                      Phelps
                            Moody's     Standard      Credit      Fitch
                           Investors    & Poor's      Rating    Investors
                          Service,Inc.  Corporation  Company   Service,Inc.
   First Mortgage Bonds      A3             A-         A+          A-
   Unsecured Debt            Baa1           A-         A           A-
   Preferred Stock           baa-           BBB+       A-          A-
   Commercial Paper          P-2            A-2        D-1         F-2

     The Company's credit ratings are not fixed, but rather are subject to periodic revision or withdrawal by the particular rating agency, and each rating should be evaluated independently of any other rating. The ratings assigned to the Company's securities by the rating agencies are not a recommendation to buy, sell or hold the Company's securities, but rather are assessments of the respective credit-worthiness of the Company's various securities by the rating agencies. The Company's bonds have an upper medium grade credit rating, its preferred stock has a lower medium grade credit rating and its commercial paper has an upper medium grade credit rating. Information regarding changes in the Company's credit ratings during 1994 is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" on page 13 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.


Regulatory Matters

     A description of the general character of rate regulation and its effect on the financial statements of the Company and its utility subsidiaries, including a disclosure of the Company's regulatory assets is contained in Note 1 of Notes to Consolidated Financial Statements under the caption "Rate Regulation" on page 21 of the 1994 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

     State Regulation. The Company and its utility subsidiaries are subject to the jurisdiction of state commissions in their respective states of incorporation. The state commissions have the authority to regulate, among other things, rates, services, the issuance of securities and accounting and depreciation procedures. The Company is subject to the jurisdiction of the NYPSC, which covers approximately 77% of consolidated energy sales. RECO is subject to the jurisdiction of the NJBPU, which covers approximately 21% of consolidated energy sales. Pike is subject to the jurisdiction of the Pennsylvania Public Utility Commission (the "PAPUC") which covers approximately 1% of consolidated energy sales.
Sales for resale, which are subject to regulation by the FERC, account for the remaining 1% of consolidated energy sales.

     Federal Regulation. The Company, pursuant to an order of the Securities and Exchange Commission, has been exempted from all of the provisions of the Public Utility Holding Company Act of 1935, except
Section 9(a)(2) thereof relating to the acquisition of securities of other public utility companies.
      The Company and its utility subsidiaries are subject to the jurisdiction of the FERC as "public utilities". This regulation primarily relates to sales and exchanges of electricity for resale, certain transportation, sales and exchanges of natural gas under the Natural Gas Act, Company sales to its utility subsidiaries and certain other matters including accounting, recordkeeping and reporting.

     Other Regulation. The Company and its utility subsidiaries are also subject to regulation by various other Federal, state, county and local agencies under numerous regulations dealing with, among other things, environmental matters, energy conservation, long-range planning, fuel use, plant siting and gas pricing.

     Current Rate Activities. Information regarding the current rate filings of the Company and its utility subsidiaries, including the impact which the recent events affecting the Company had on the rate proceedings of the Company and its utility subsidiaries, is contained under the captions "Events Affecting the Company" and "Rate Activities" in the "Review of the Company's Results of Operations and Financial Condition" on pages 9 and 14, respectively of the 1994 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as well as in Item 3, "Legal Proceedings" of this Form 10-K Annual Report. Information regarding NYPSC proceedings dealing with certain "take-or-pay" gas contract costs is also contained under Item 3, "Legal Proceedings" of this Form 10-K Annual Report, and in the 1994 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Gas Energy Costs" beginning on page 12 and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 28, which information is incorporated by reference in this Form 10-K Annual Report.

     Rate Relief. During the five year period ending December 31, 1994, the Company and its utility subsidiaries have sought rate relief to cover the impact of increased costs. The amounts of rate relief approved by the NYPSC, NJBPU and PAPUC are set forth in the following table.

                             Historical Rate Relief
                                  1990 - 1994

                                     Annual Amount     Overall Rate  Return on
Class of                                 ($000's)        of Return     Equity
Service           Effective Date  Requested   Granted  Granted (%)   Granted (%)

Electric - N.Y.      01/01/90        (a)        6,800        -            -
Gas - Pa.            06/16/90         100          55       (b)          (b)
Electric - Pa.       10/01/90         210         105       (b)          (b)
Gas - N.Y.           12/01/90        (c)        2,500       (c)          (c)

Electric - N.Y.      01/01/91      22,483      10,450     11.45(d)       9.87(d)
Gas - N.Y.           12/29/91       3,570         554      9.42         10.3

Electric - N.J.      01/24/92      12,863       5,100     10.17         12.0
Electric - N.Y.      05/01/92          (e)      7,417        (e)          (e)
Gas - N.Y.           12/15/92       7,962       3,776     10.04(f)     11.65(f)

Electric - N.J.      01/01/93         (g)       1,685         -           -
Electric - N.Y.      05/08/93         (h)      11,308         -           -
Electric - Pa.       06/11/93         498         270        (i)          (i)
Gas - Pa.            06/25/93          36          12        (i)          (i)

Electric - N.Y.      07/01/94          (j)     (6,028)       (k)          (k)
Gas - N.Y.           11/04/94          (l)         (l)       (l)          (l)

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

     (d) The Company was provided with an opportunity to earn a return on common equity of 12.51%, and an overall rate of return of 10.32%, through the achievement of incentives related to certain DSM and customer service goals. For 1993, the value of the incentive related to DSM goals increased the total opportunity to earn a return on common equity to 12.61%. However, effective January 1994, the DSM incentive was reduced and the customer service incentive was eliminated.

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

     (f) Under a multi-year gas rate agreement (1993-1996), the Company was provided with an opportunity to earn a return on common equity of 12.15% through the achievement of incentives related to its main replacement program, gas efficiency programs and gas marketing programs.

     (g) Rate increase as ordered by the NJBPU to reflect the effect of revised legislation regarding gross receipts and franchise taxes. Rate recovery with interest is permitted over a ten year period.

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

     (j) The third post rate year filing made in accordance with the NYPSC Order in the Company's 1989 electric base rate case provided for the recovery of an under collection resulting from the recalculation of revenue and expenses. The change in rates was scheduled to become effective on May 1, 1994. However, due to the investigation of misappropriated funds, the NYPSC postponed the adjustment until July 1, 1994.

     (k) By means of its Order dated June 10, 1994, the NYPSC, among other things, continued the Revenue Decoupling Mechanism ("RDM") and reduced the return on equity threshold for measuring excess earnings from 12.0% to 10.6%.

     (l) On November 4, 1994, the NYPSC issued an order terminating the multi-year gas rate agreement. The order denied the Company the opportunity for rate adjustments in the third and fourth years (1995 and 1996) of the agreement. On February 7, 1995, the Accounting and Finance Division of the NYPSC issued an interpretation of the November 4, 1994 termination order which stated that the gas incentive mechanism related to the attainment of certain goals are no longer available. The Company will not contest this interpretation.

Utility Industry Risk Factors

     The electric and gas utility industry is exposed to risks relating to, among other things, increases in fuel costs, numerous regulatory and environmental restrictions, delays in obtaining adequate rate relief, increases in the costs of construction and construction delays, the effects of energy conservation, the effect of weather-related sales and revenue fluctuations and meeting the growth of energy sales.

     The Company and its utility subsidiaries are, to some extent, experiencing all of these challenges. However, the impact on the Company and its utility subsidiaries has been less than for the utility industry in general, principally due to the Company's relatively low construction expenditures, low external financing requirements, and, in particular, due to rate procedures in effect for the Company's New York electric and gas operations. Under an electric RDM rate mechanism, the cost of conservation programs is recoverable on a current basis and, because of the decoupling of sales volume fluctuations from revenues, any decrease in earnings which would otherwise result from customer conservation is also recoverable. This decoupling of sales level fluctuations from revenue, although reconciled in subsequent periods, also mitigates the risk of loss of earnings due to abnormal weather conditions. In addition, the NYPSC has approved certain incentives based on a percent of net resource savings attained under the Company's DSM programs. Capacity costs associated with purchased power are recoverable under the RDM. Pursuant to an Order of the NYPSC dated June 10, 1994, the RDM has been extended. Information regarding such June 10, 1994 Order and its effect is contained in Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

     With regard to future power supply, the Company will continue to utilize competitive bidding to mitigate the risks associated with the Company's purchase of both electric energy and capacity, particularly with regard to prudency determinations and cost recovery. Additional information concerning the DSM program and the RDM rate procedure is contained under the captions "Electric Operating Revenues and Sales", "Gas Operating Revenues and Sales" and "Rate Activities" in the "Review of the Company's Results of Operations and Financial Condition" on pages 10, 11 and 14, respectively, of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the caption "Future Energy Supply and Demand" in this Item 1.

     The problems associated with nuclear energy have not affected the Company as it has no operating nuclear plants nor any under construction, and has no plans for future participation in nuclear projects. For further information on the recovery by the Company of its investment in the cancelled Sterling Nuclear Project, see Note 3 of the Notes to Consolidated Financial Statements - "Sterling Nuclear Project" on page 23 of the 1994 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

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

     In recent years, changing laws and governmental regulation, combined with a growing interest in self-generation and an increase in nonregulated energy suppliers has served to intensify the level of competition experi-enced by regulated utilities. The National Energy Policy Act of 1992 ("Energy Policy Act") is expected to bring major changes to the electric utility industry, including increased competition from a new category of wholesale electric generators which are exempt from the Public Utility Holding Company Act of 1935. The Energy Policy Act also empowers the FERC to require utilities, under certain circumstances, to provide open access to electric wholesalers for use of the utility's transmission systems. With regard to the natural gas industry, FERC Order No. 636 was designed to increase competition by allowing more flexible utilization of inter-state pipeline capacity by local distribution companies and end-users.

     Additional information regarding competition in the utility industry and the Company's strategy for meeting the challenges of increased competition is contained in the "Review of the Company's Results of Operation and Financial Condition" under the caption "Competition" on page 16 of the 1994 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Marketing

     In response to increasing competition in the utility industry, the Company has enhanced its marketing activities, and is developing a market strategy that will be responsive to customer needs. A major program was initiated to identify and address commercial and industrial customers needs, recognizing these customers may have multiple energy supply choices. The Company is also working with state regulators to promote flexible ratemaking.

     The Company continues to promote the efficient use of energy by residential, commercial and industrial customers. Existing programs being marketed include all state approved DSM programs.

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

     Water Quality. The Company is required to comply with Federal and state water quality statutes and regulations, including the Federal Clean Water Act ("Clean Water Act"). The Clean Water Act requires that Company generating stations be in compliance with state issued State Pollutant Discharge Elimination System Permits ("SPDES permits"), which prescribe applicable conditions to protect water quality. Effective July 1, 1994, the State of New York Department of Environmental Conservation (the "NYDEC") issued a new SPDES permit for the Company's Lovett Coal Ash Management Facility. The Company also has a SPDES permit, effective October 1, 1991 for its Lovett generating station. Additional information concerning the Lovett SPDES permit is contained in Item 3, "Legal Proceedings" of this Form 10-K Annual Report.
     The Bowline Point generating station currently operates under a SPDES permit which expired on October 1, 1992. This permit remains in effect since a permit renewal application was filed on April 3, 1992, which was within the statutory deadline for renewal application. The Company is now proceeding with the State Environmental Quality Review Act ("SEQUA") process as part of the permit renewal procedure. The SEQUA process, and the resulting delay in issuance of a new permit to the Company, has had no practical impact on the operation of the Bowline Point generating station.

     The Company entered into a settlement with the United States Environmental Protection Agency (the "EPA") and others that relieved the Company for at least 10 years from a regulatory agency requirement that, in effect, would have required that cooling towers be installed at the Bowline Point generating station. In return, the Company agreed to certain plant modifications, operating restrictions and other measures. This settlement expired in May 1991. On May 15, 1991, the Company and others entered into an Interim Agreement with the NYDEC to continue specific operating conditions and other measures for a period from May 15, 1991 to September 30, 1992. Several intervenors to the original settlement filed a civil action challenging the Interim Agreement's legality. On March 23, 1992, the parties to the Interim Agreement and intervenors signed a Consent Order terminating litigation and agreeing to certain operating limitations and biological monitoring requirements. The Consent Order was due to expire on September 1, 1993. On August 5, 1993, the parties executed the First Amended Consent Order which extended the agreement until September 1, 1994. On September 1, 1994, the parties executed a Second Amended Consent Order which extends the agreement until September 1, 1995.

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

     The NYDEC has requested EPA approval of revisions to the SIP to meet ozone attainment standards and to provide a mechanism for Title V emissions fee billing as defined under the Clear Air Act. Beginning with calendar year 1994, the owners of Title V sources in New York State, which sources include the Company's Lovett Plant and Bowline Point Plant, are required to pay an emission fee based upon actual air emissions reported to NYDEC at a rate of approximately $25 per ton of air emissions. In 1994, the Company paid approximately $468,000 in such emission fees, approximately $107,000 of which was recovered from Con Ed pursuant to the Bowline Point Plant operating agreement. In 1995, this emission fee will be based on 1994 air emissions at a rate established by the NYDEC not to exceed $50 per ton.
     The Clean Air Act Amendments of 1990, which became law on
November 15, 1990, could restrict the Company's ability to meet increased electric energy demand after the year 2000 or could substantially increase the cost to meet such demand. Regulations pertaining to nitrogen oxide reduction and continuous emissions monitoring systems will require capital expenditures totalling approximately $28.7 million thru 1995, $13.5 million of which will be spent during 1995. The Company will continue to assess the impact of the Clean Air Act Amendments of 1990 on its power generating operations as additional regulations implementing these Amendments are promulgated.

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

     As part of its operations, the Company generates materials which are deemed to be hazardous substances under Superfund. These materials include asbestos and dielectric fluids containing polychlorinated biphenyls ("PCBs"), both of which are disposed of at licensed, off-site locations not owned by the Company. Other hazardous substances may be generated in the course of the Company's operations or may be present at Company-owned locations.

     The Company has from time to time, received process or notice of claims under Superfund or similar state statutes relating to sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, by a large number of other potentially responsible parties) were disposed of. Similar claims may be asserted from time to time hereafter, involving additional sites. Typically, many months, and sometimes years, are required to fully determine the probable magnitude of the cleanup costs for a site, the extent, if any, of the Company's responsibility, the number and responsibility of other parties involved, the financial ability of the other parties to pay their proportionate share of any costs, and the probable ultimate liability exposure, if any, of the Company. This process is still under way at most of the sites of which the Company has notice, and the costs at some of these sites may be substantial. However, based on the information and relevant circumstances known to the Company at this time, the Company's share of these costs is not expected to have a material effect on the financial condition of the Company.

     Information concerning certain Superfund claims involving the Company is included in Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

     Environmental Expenditures. The Company estimates that expenditures attributable, in whole or in substantial part, to environmental considerations totaled $21.4 million in 1994.


     Compliance with Federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not anticipated to have a material effect on the financial condition of the Company.

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

     Information concerning environmental issues and their potential effect on the Company's operations is included in Note 12 of the Notes to Consolidated Financial Statements under the captions "Construction Program", "Other Legal Proceedings" and "Environmental", beginning on page 28 of the 1994 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as well as in
Item 3 "Legal Proceedings" of this Form 10-K Annual Report.

Research and Development

     The Company supports research and development agencies involved in utility research, provides funds for joint utility research projects and conducts its own internal program. Research and development expenditures amounted to approximately $3.8 million in 1994, $5.0 million in 1993, and $3.7 million in 1992.

     The Company provides support to national agencies such as the Electric Power Research Institute and the Gas Research Institute. At the state level, the Company supports the Empire State Electric Energy Research Corporation, the New York State Energy Research and Development Authority and the New York Gas Group Research, Development and
Demonstration Committee.

     Generally, the Company's internal research and development program concentrates on projects which uphold the corporate goal of providing safe and reliable electric and gas service to customers at a minimum price and in an environmentally acceptable manner. The program includes projects which seek improvement of generation and distribution systems, mitigation of environmental impacts of electric power generation, and enhancement of the value of electric energy for customers. Current projects include a demonstration of a technology which should provide a low-cost option to reduce power plant NOx emissions to comply with the Clean Air Act Amendments; an evaluation of the performance characteristics of underground distribution cable; and an investigation of the efficient use of electrotechnologies at a municipal wastewater treatment plant.

Franchises

     The Company's and its utility subsidiaries, RECO and Pike, each have municipal consents or franchises, together with their corporate or charter powers, which give each of them the right to carry on their respective operations in the territories served. The municipal consents or franchises held by the Company and its utility subsidiaries are not exclusive. In certain municipalities, the areas served by the Company, RECO and Pike are limited either by the terms of the consents or franchises or by order of the NYPSC, the NJBPU, or the Pennsylvania Public Utility Commission, respectively. Under the present provisions of the State laws of New York, New Jersey and Pennsylvania, no other private corporation can commence public utility operations in any part of the territories now served by the Company, RECO or Pike, respectively, without obtaining a certificate of public convenience and necessity from the applicable State utility commission.

     A certificate of public convenience and necessity would not be required with respect to a municipality furnishing electric or gas service within its borders under the present provisions of the State laws of New York, New Jersey or Pennsylvania. Municipal corporations, upon compliance with the State laws of New York, New Jersey or Pennsylvania, as applicable, are authorized to acquire the public utility service of any public utility company by purchase or by condemnation. The Company does not reasonably expect any municipal corporation to acquire the public utility service of the Company or its utility subsidiaries through either purchase or condemnation.

     The municipal consents or franchises of the Company and its utility subsidiaries are not uniform and contain, in certain instances, provisions relating to, among other things, the time of commencing operations, the furnishing of service to the particular municipality, the approval by the municipal authorities of the location and construction of distribution facilities, indemnification of the municipality against liabilities and damages in consequence of construction, and administrative matters. Such provisions are not considered by the Company to be unduly burdensome.

Employee Relations

     At December 31, 1994, the Company had 1,640 employees of whom 37 were part-time employees. The Company considers its relationship with its employees to be satisfactory. The current contract with Local 503 of the International Brotherhood of Electrical Workers ("IBEW") representing 955 production, maintenance, commercial and service employees of the Company became effective June 1, 1994 and expires June 1, 1997. This contract does not include supervisory employees.

     The Company's utility subsidiaries, RECO and Pike, have no employees other than officers. All services are performed for the utility subsidiaries by employees of the Company pursuant to Joint Operating Agreements approved by the NJBPU and the PAPUC, through which the Company is reimbursed for these services. Several employees of the Company provide managerial and clerical services for the non-utility subsidiaries of the Company and of RECO, the cost of which are either paid directly by the subsidiaries or are reimbursed to the Company through periodic billings. In addition, the non-utility subsidiaries, at December 31, 1994, had 157 full-time and 56 part-time employees, none of whom were participants in the Company's various employee benefit plans or were covered by the Company's contract with the IBEW.

Item 2.  Properties

     The Company's property consists primarily of electric generation, transmission and distribution facilities and gas distribution facilities. This property is required for the continued operation of the Company's major business segments. In addition, the Company maintains certain miscellaneous utility and non-utility property. The Company's facilities are in satisfactory condition, are suitable for the particular purpose for which they were acquired, and are adequate for the Company's present operations.

     Electric Generating Facilities. The Company's generating plants, all of which are located in New York State, are as follows:

                                                Maximum
                                                Summer      Percent    Net Mwh
                                                Net Mw      of Total   Generated
Plant Name         Units       Energy Source   Capacity     Capacity   in 1994
Swinging Bridge,     8
 Mongaup & Rio                 Hydroelectric      25.8         2.5%      62,103
Grahamsville         1         Hydroelectric      18.0         1.8      106,046
Hillburn             1         Jet Fuel/Gas       37.0         3.6        1,063
Shoemaker            1         Jet Fuel/Gas       37.0         3.6        9,385
Lovett               5         Coal/Oil/Gas      501.7        49.2    2,098,547
Bowline Point        2         Oil/Gas           400.6(1)     39.3    1,183,869
                                               1,020.1       100.0%   3,461,013


     (1) Company's share of maximum summer net megawatt capability.

     Electric Transmission and Distribution Facilities. The Company owns, in whole or in part, and operates 512 miles of transmission lines, 67 substations, 67,901 in-service line transformers and 4,930 miles of distribution lines. With the exception of the Grahamsville Substation, the electric transmission and distribution facilities of the Company and its utility subsidiaries are located within the Company's New York, New Jersey and Pennsylvania service territory, which is described under the caption "Principal Business" in Item 1 of this Form 10-K. The Bowline Substation and the related transmission facilities are jointly owned by the Company and Con Ed and are operated by the Company. The Ramapo Substation and certain related transmission facilities consist of property which is either owned by the Company, owned by Con Ed or jointly owned by the Company and Con Ed and which is operated and maintained by the Company except for the 500/345 Kv section of the Ramapo substation and a 500 Kv transmission line now operated and maintained by Con Ed effective January, 1995.

     Gas Facilities. The Company owns and operates three propane air gas plants at Middletown, Orangeburg and Suffern, New York and its gas distribution system, which is located within its gas franchise territory in New York and Pennsylvania, includes 1,697 miles of mains.

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

     The Company's electric and gas plants are owned by the Company except for the gas turbines at Hillburn and Shoemaker which are leased and the Bowline Point Plant which is jointly owned with Con Ed and operated by the Company. Additional information regarding the investment in the Bowline Point Plant by the Company and Con Ed is included in Note 1 of the Notes to Consolidated Financial Statements under the caption "Jointly Owned Utility Plant" on page 22 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

     Substantially all of the utility plant and other physical property owned by the Company and its utility subsidiaries is subject to the liens of the respective indentures securing the first mortgage bonds of the Company and its utility subsidiaries.

     Investments in securities of the utility subsidiaries costing $11.8 million which have been eliminated from the Consolidated Balance Sheet are pledged under the Company's First Mortgage Indenture, as amended and supplemented.

Item 3. Legal Proceedings

     Investigation and Related Litigation:

     On August 26, 1993, the Company filed Orange and Rockland Utilities, Inc. v. Winikow in the United States District Court, Southern District of New York, against Linda Winikow, a former Vice President of the Company, three other former Company employees and two vendors. In its suit, filed under the Federal Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Company alleges that the defendants had engaged in a conspiracy to divert monies from the Company through the submission of false and fraudulent invoices in order to pay personal expenses of and/or to provide personal services to the defendants. In addition, the Company alleges that the defendants made various contributions to political candidates consisting of money and services diverted from the Company. Accordingly, the Company seeks treble damages as called for by the RICO statute, punitive damages, attorney's fees, interest and court costs. On December 19, 1994, the Company filed a notice dismissing the action against three former Company employees, two of whom had paid restitution to the Company, and one vendor. The Company is continuing to pursue its claims against Ms. Winikow and one vendor. The Company has been directed to report to Judge Brieant on March 29, 1995 as to whether a settlement can be reached in this case. Settlement negotiations are ongoing.

     On October 6, 1993, Ms. Winikow pleaded guilty in the Supreme Court of the State of New York, County of Rockland, to grand larceny (a class D felony), commercial bribery (a class A misdemeanor), and making a campaign contribution under a false name (an unclassified misdemeanor) and, on November 10, 1993, the two former employees pleaded guilty to grand larceny (a class D felony). Ms. Winikow's sentencing on these pleas is currently scheduled to take place during March 1995.

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

     On February 7, 1994, the Company commenced Orange and Rockland Utilities, Inc. v. James F. Smith, in New York State Supreme Court, County of Rockland, by the filing of a Summons with Notice. The Summons put Mr. Smith on notice of claims for breach of his fiduciary duties of loyalty and care, waste, conversion, fraud, and unjust enrichment based on allegations that Mr. Smith misused Company assets and personnel and misappropriated Company funds for his own benefit or for other improper purposes, and failed to maintain proper management controls or to properly supervise corporate affairs and subordinate employees. The Company seeks an accounting by Mr. Smith of certain Company funds and property, restitution of all amounts misappropriated, misused, or unaccounted for, forfeiture of compensation paid or awarded by the Company to Mr. Smith during the period in which breaches of fiduciary duties occurred, and compensatory and punitive damages. The Company seeks recovery in an amount not less than $5,000,000.

     Under the terms of his employment agreement, Mr. Smith had the right to contest his termination for cause in an arbitration proceeding. On May 5, 1994, Mr. Smith filed a motion demanding arbitration of his termination for cause and the Company's claims asserted against him in Orange and Rockland Utilities, Inc. v. Smith. On June 17, 1994, the Court issued an Order granting Mr. Smith's motion to compel arbitration. Pursuant to a second Court Order dated August 10, 1994, the parties filed their demands for arbitration with the American Arbitration Association. Hearings in this matter are currently scheduled to begin on May 15, 1995.

     On March 22, 1994, a Rockland County Grand Jury indictment was returned charging Mr. Smith with eight felony counts of grand larceny and two misdemeanor counts of petit larceny. A superseding indictment on 22 counts was brought against Mr. Smith in June 1994. Mr. Smith has entered a plea of not guilty. The trial in this matter is scheduled to begin in March 1995.

     On August 18, 1993, Feiner v. Orange and Rockland Utilities, Inc., et al. ("Feiner"), a purported ratepayer class action complaint against the Company, RECO, Ms. Winikow and others, was filed in the United States District Court, Southern District of New York. The Feiner complaint alleged that the defendants violated RICO and New York common law by using false and misleading information to obtain rate increases from the NYPSC and used funds obtained from ratepayers in furtherance of an alleged scheme to make illegal campaign contributions and other illegal payments. On February 18, 1994, the Company filed a motion to dismiss this case, which motion was granted on September 8, 1994 and the case was dismissed. Plaintiff then filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit (the "Second Circuit") appealing the District Court's decision. Thereafter, the parties signed a Stipulation of Settlement dismissing the appeal, which was approved by the Second Circuit on December 7, 1994. The settlement recognizes the remedial measures already taken by the Company, pays $75,000 toward the plaintiffs' attorneys fees and leaves the District Court decision dismissing the case in effect.

     On August 31, 1993, Patents Management Corporation v. Orange and Rockland Utilities, Inc., et al. ("Patents Management"), a purported shareholder derivative complaint, was filed in the Supreme Court of the State of New York, County of New York, against the Company, all but one of the Directors and several other named defendants by an alleged shareholder of the Company. Plaintiff claimed that the named Directors breached their fiduciary duties by failing to exercise appropriate supervisory control over Ms. Winikow and others. Plaintiff requested that the Court require each Director to indemnify the Company against all losses sustained by the Company as a result of these alleged wrongful acts. On February 23, 1995, the Court approved a settlement agreement entered into by the Directors, the plaintiff and the Company resolving all issues in this case. Under the approved settlement terms, the Company agrees to implement remedial measures and provision is made for payment of the plaintiff's attorneys fees and expenses totaling $155,000.

     On November 23, 1993, Gross v. Orange and Rockland Utilities, Inc. ("Gross"), a purported shareholder class action complaint, was filed in the United States District Court, Southern District of New York. Plaintiff alleged that various Securities and Exchange Commission ("SEC") filings of the Company during the period between March 2, and November 4, 1993 contained false and misleading information, and thereby violated Sections 11 and 12(2) of the Securities Act of 1933, by failing to disclose what the plaintiff alleged was a "scheme" by the Company to make illegal political payments and campaign contributions to various public officials and politicians. As a result, plaintiff claimed, during such period persons who purchased the Company's stock through the Company's Dividend Reinvestment and Stock Purchase Plan did so at artificially inflated prices. The complaint sought unspecified money damages.

     On March 31, 1994, Bernstein v. Orange and Rockland Utilities, Inc. and James F. Smith ("Bernstein"), a purported shareholder class action complaint, was filed in the United States District Court, Southern District of New York. Plaintiff alleged that various SEC filings of the Company during the period between March 2 and August 18, 1993 contained false and misleading information or omitted to state material facts necessary to make the statements therein not misleading, and thereby violated Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by failing to disclose what the plaintiff alleged was a "scheme" by the Company to make illegal political payments and campaign contributions to various public officials and politicians. As a result, plaintiff claimed, during such period persons who purchased the Company's stock did so at artificially inflated prices. The Bernstein complaint sought unspecified money damages.

     On November 3, 1994, the Company signed a settlement agreement in the Gross and Bernstein actions. On November 21, 1994, the Court consolidated the two cases, approved a notice, and conditionally certified a class action for settlement purposes only. Notice to the class was mailed and published at the end of November. The settlement was approved by the Court on January 27, 1995. Pursuant to the settlement agreement, the Company has created a settlement fund of $1.85 million, to be distributed on a pro rata basis to members of the settlement class, and all claims in both cases have been deemed resolved.

     Other Litigation:

     On May 11, 1993, an action was commenced against the Company by Hudson Riverkeeper Fund, Inc. ("Riverkeeper") in the United States District Court for the Southern District of New York. In its complaint, Riverkeeper alleged that the Company violated and continues to violate its SPDES permit for its Lovett Generating Station ("Lovett") by failing to maintain cooling water intake structures that reflect the best technology available for minimizing adverse environmental impact. In addition, the complaint alleged that the Company failed to submit a scope of work for entrainment studies required by its SPDES permit (the "entrainment studies"). The original complaint requested that the Court assess civil penalties aggregating $22 million and order the Company to take steps to insure that the cooling water intake structures at Lovett reflect the best technology available for minimizing adverse environmental impact. On May 18, 1992, Riverkeeper amended its complaint against the Company by withdrawing its entrainment studies allegation and reducing the amount of civil penalties sought to approximately

$11 million. On June 30, 1993, the Company filed its answer to Riverkeeper's amended complaint. In its answer the Company denied Riverkeeper's allegations and thereafter, reflecting the Company's belief that Riverkeeper's allegations have no legal merit, on July 20, 1993 the Company filed a Motion for Summary Judgment seeking the dismissal of this action. On October 21, 1993, the Court issued a Memorandum and Order denying the Company's Motion for Summary Judgment and ruling that the New York State Department of Environmental Conservation ("DEC") should be included as a party to this action. On January 14, 1994, a conference was held before Judge Brieant during which the DEC intervened in this litigation as a designated plaintiff. On April 8, 1994, the parties agreed to have engineers enter into discussions regarding modifications to the Lovett plant's cooling water intake structures. These discussions are continuing.

     Additional information regarding the Company's SPDES Permits is contained under the caption "Water Quality" of "Environmental Matters" in
Item 1 of this Form 10-K.

     On January 15, 1993, the Company was served with a complaint naming the Company as one of several defendants in Warwick Administrative Group, et al.
v. Avon Products, Inc. et al. ("Warwick"), which case was filed in the United States District Court for the Southern District of New York. The allegations in this case stem from an Administrative Order for Remedial Design and Remedial Action issued on February 28, 1992 by the United States Environmental Protection Agency pursuant to Superfund laws which impose liabilities on entities who are identified as having contributed hazardous wastes to a particular site requiring clean-up, including generators and transporters of such wastes. The Order directs certain members of the Warwick plaintiff group to implement a plan for the clean-up of the Warwick Landfill site in Greenwood Lake, New York. The Warwick plaintiff group now alleges that some defendants, including the Company, arranged to have hazardous substances disposed of at the Warwick site and thus seeks to recover from the defendants costs incurred and damages suffered in connection with the clean-up of the Warwick Landfill site. An answer to the complaint, as amended, was filed by the Company on February 23, 1993, denying all of the allegations in the amended complaint and setting forth a number of affirmative defenses.

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

     On September 25, 1991, the Company was named as one of several hundred third party defendants in the United States v. Kramer, et al. and State of New Jersey Dep't of Environmental Protection v. Almo Anti-Pollution Services, et al., which cases have been consolidated in the United States District Court for the District of New Jersey, Camden Vicinage. The allegations in this action concern the Helen Kramer Landfill site in Mantua, New Jersey, which operated from 1963 to 1981. Suit in this case was brought under Superfund laws. Additional information concerning Superfund laws is contained under the subheading "Environmental Matters" in Item 1 of this Form 10-K Annual Report. While it is presently unclear if any hazardous waste generated by the Company was transported to the Helen Kramer Landfill site, the total cost of remediation and damages at the site, while not clearly established, is reportedly estimated at $100 million or more, and the Company is monitoring the situation. It appears reasonable to expect the Company's relative contribution to the Helen Kramer site, if any, to have been less than 1% of the total volume sent to the site. At this time, the Company does not believe this action will have a material effect on the financial condition of the Company.

     On March 29, 1994, the Company received a third party summons and complaint naming it as one of 22 third party defendants in Carpenters Local No. 964 Pension Fund v. DiGiacinto et al. ("DiGiacinto"), filed in the Supreme Court of the State of New York, County of Rockland. This complaint stems from an underlying action, Guarino et al. v. Carpenters Local No. 964 Pension Fund ("Guarino"), brought by residents of a subdivision who allege that homes developed and sold by the Carpenters Local No. 964 Pension Fund (the "Pension Fund") were constructed on the site of a former landfill. Plaintiffs claim that the deterioration of wallboard materials buried at the site has resulted in a continuous release of hydrogen sulfide gas which has rendered the houses unfit for dwelling. Plaintiffs seek damages in excess of $25,000,000.

     The third party complaint alleges that (1) the Company owned land that ultimately became part of the subdivision; (2) the Company permitted the dumping of wallboard materials on its former property; and (3) certain improvements constructed by the Company on property adjacent to the subdivision altered the flow of ground and surface water, contributing to the production of hydrogen sulfide gas. The third party complaint seeks to hold the Company responsible for any liability incurred by the Pension Fund as a result of the Guarino action. On April 26, 1994, the Company filed its answer denying all of the plaintiff's allegations and setting forth a number of affirmative defenses.

     On June 8, 1994, the New York State Attorney General's office commenced an action in the Supreme Court of the State of New York, County of Rockland, entitled State of New York v. Carpenters Local No. 964 Pension Fund, et al. against the Pension Fund and five other defendants, not including the Company, alleging that the subdivision site constituted a public nuisance.
On August 8, 1994, the Company was served with United States Gypsum Company
v. Broadhaver Realty Corp. ("U.S. Gypsum"), a third-party complaint brought by the United States Gypsum Company, a defendant in the action brought by the Attorney General's office.

     The Company has concluded that its liability, if any, in the DiGiacinto and U.S. Gypsum litigations, individually or in the aggregate, will not have a material effect on the financial condition of the Company.

     On January 17, 1995, the Company was served with a summons in Payran v. Orange and Rockland Utilities, Inc. and James Donnery, a purported personal injury action commenced in the Supreme Court of the State of New York. Plaintiff seeks compensatory damages of $50 million as a result of injuries allegedly resulting from actions by the defendants at the Company's Lovett Power Plant. Since the Company has not been served with the complaint in this action, it cannot evaluate plaintiff's claims.

     Regulatory Matters:

     On January 29, 1993, the Company filed an electric rate increase application with the NYPSC (Case 93-E-0082) requesting a $17.1 million (4.8%) annual increase in electric revenues to be effective January 1, 1994.

     As a result of the ongoing investigation of alleged financial improprieties, the NYPSC issued an Order on December 21, 1993 which resulted in the postponement of the effective date of new electric rates from January 1, 1994 until June 30, 1994.

     On June 10, 1994, the NYPSC issued an Order terminating Case 93-E-0082 due to the Company's failure to meet its burden of proof. The NYPSC stated that various improprieties uncovered at the Company negated the credibility of the record developed in this rate proceeding. In this Order, the NYPSC reduced the Company's targeted rate of return on equity from 11.45% to 10.6% retroactive to January 1, 1994. All earnings above 10.6% will be deferred for later disposition pending the outcome of the investigations in Case 93-M-0849 discussed below. Additional information regarding the termination of Case 93-E-0082 is contained under the caption "Current Rate Activities" of "Regulatory Matters" in Item 1 of this Form 10-K. On September 19, 1994, the Company filed an Article 78 action against the NYPSC in New York State Supreme Court, County of Albany appealing the NYPSC's June 10, 1994 Order reducing the Company's targeted rate of return on equity to 10.6% (from 11.45%) and making such reduction retroactive to January 1, 1994. The appeal contests the retroactivity of the NYPSC Order. The Company and the NYPSC have agreed to stay the briefings in this appeal until after the NYPSC has issued its final report on its investigation of the Company.

     On September 30, 1992, the NYPSC approved a four-year settlement agreement ("Settlement Agreement") in the Company's gas rate case (Case 92-G-
0050). The Settlement Agreement contains a weather adjustment clause which automatically adjusts rates to offset the effects of variations in weather from that assumed for setting rates. The Settlement Agreement provides for an overall rate of return of 10.26%, with a return on common equity of 12.15% including incentives of 50 basis points. On September 1, 1993, the Company filed with the NYPSC the second stage adjustment to gas rates pursuant to the Settlement Agreement. The requested increase in annual gas revenues as a result of the second-stage adjustment is $3.8 million or 2.5%. Although the Settlement Agreement provided for an effective date for this adjustment of January 1, 1994, the Company agreed to extend the effective date until June 30, 1994, in connection with the ongoing investigations of alleged financial improprieties. The effective date of this adjustment was further extended until December 30, 1994 by NYPSC Order issued June 3, 1994.

     On September 1, 1994, the Company filed a plan to implement the second-stage rate adjustment on January 1, 1995 and to postpone the next adjustment to gas rates to January 1, 1996. On September 19, 1994, the Company subsequently requested the further postponement of the second-stage gas rate adjustment until the NYPSC's investigation of alleged financial improprieties is concluded. The purpose of the request was to combine the results of the investigation and staged filings into a single rate change. On November 4, 1994, the NYPSC issued an Order terminating the Settlement Agreement effective December 31, 1994. The Order denies the Company the opportunity for rate adjustments in the third and fourth years (1995 and 1996) of the Settlement Agreement. However, the Order authorizes the Company to defer the second-stage rate adjustment and all previously authorized reconciliations through the end of 1994, pending review and audit by the NYPSC Staff and the conclusion of the NYPSC's investigation of alleged financial improprieties.

     On October 4, 1993, the NYPSC issued an order instituting a proceeding (Case 93-M-0849) to investigate the operations and management of the Company. On November 10, 1994, the Company filed with the NYPSC a quantification of the rate making effects of its ongoing investigation into prior financial improprieties. The Company requested that the NYPSC approve a refund of approximately $3.4 million to its New York gas and electric customers. This refund would be in addition to the $369,000 which previously had been refunded to the Company's New York gas and electric customers. The NYPSC has not yet acted on this proposal or issued its report of its investigation of the Company. The Company is unable to predict the final results of this proceeding and what modifications, if any, will be made to the amount proposed to be refunded to New York ratepayers.

     On November 3, 1993, the New Jersey Board of Regulatory Commissioners, now the New Jersey Board of Public Utilities ("NJBPU") commenced its periodic management audit of RECO. As a result of the events and investigations described above, the NJBPU audit included, in addition to a standard review of operating procedures, policies and practices, a review of the posture of RECO management regarding business ethics and a determination regarding the effect of such events on RECO ratepayers. The NJBPU has not yet issued its report.

     In December 1994, a filing was made with the NJBPU to refund approximately $.7 million to the Company's New Jersey customers based upon the Company's ongoing investigation into prior financial improprieties. By order dated January 27, 1995, the NJBPU accepted this proposal. The Company is unable to predict the final results of any NJBPU proceedings in this area and what modifications, if any, will be made to the amount proposed to be refunded in New Jersey.

     On December 30, 1992, in connection with RECO's 1991 electric rate case (Docket No. ER910303565), the NJBRC issued a Decision and Order dealing with the appropriateness of additional tax liability placed on New Jersey utilities pursuant to New Jersey's June 1, 1991 tax legislation. Pursuant to this legislation, RECO was required to pay a combined additional amount of approximately $16 million of gross receipts and franchise taxes in 1993 and 1994. In its Decision and Order the NJBRC allowed RECO to recover this amount over a ten year period with interest on the unamortized balance at an annual rate of 7.5%. On February 26, 1993, Rate Counsel filed a Notice of Appeal from the NJBRC Decision and Order with the Superior Court of

New Jersey, Appellate Division, stating as grounds for the appeal that the Decision was arbitrary and capricious and would result in unjust and unreasonable rates. On March 21, 1994, the Superior Court of New Jersey, Appellate Division, upheld the NJBRC Decision and Order.

     On March 29, 1989, the New Jersey Department of Environmental Protection ("NJDEP") issued a directive under the New Jersey Spill and Control Act to various potentially responsible parties ("PRPs") including the Company, with respect to a site formerly owned and operated by Borne Chemical Company in Elizabeth, Union County, New Jersey, ordering certain interim actions directed at both site security and the off-site removal of certain hazardous substances. Certain PRPs, including the Company, signed an administrative consent order with the NJDEP requiring them to perform a removal action at the site, which action was completed on June 22, 1992. The PRPs have entered into negotiations with the NJDEP regarding the terms of the additional administrative consent order which will obligate the PRPs, including the Company, to perform a remedial investigation and feasibility study at the site. The results of this study will determine what, if any, subsurface remediation at the Borne site is required. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

     On August 2, 1994 the Company entered into a Consent Order with the New York State Department of Environmental Conservation ("NYSDEC") in which the Company agreed to conduct a remedial investigation of certain property it owns in West Nyack, New York. Polychlorinated biphenyls ("PCBs") have been discovered at the West Nyack site. The results of this investigation will determine what, if any, remediation at the West Nyack site will be required. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

     On May 29, 1991 a group of ten electric utilities (the "Metal Bank Group") entered into an Administrative Consent Order with the United States Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study ("RIFS") at the Cottman Avenue/Metal Bank Superfund site in Philadelphia, Pennsylvania. PCBs have been discharged at the Cottman Avenue site from an underground storage tank and the handling of transformers and other electrical equipment at the site. On May 25, 1994, the Company entered into a tolling agreement pursuant to which the Metal Bank Group reserved its right to file suit against the Company while the Metal Bank Group and the Company entered into discussions to determine the extent of the Company's involvement with the Cottman Avenue site. These discussions continue. The RIFS has been completed and submitted to the EPA for determination of what remedial measures will be required at the Cottman Avenue site. The Company is unable at this time to estimate its share, if any, of past or future costs at this site.

     Information regarding the Company's involvement in, and the effect on the Company of, pipeline take-or-pay proceedings before the FERC is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 12 of the Notes to Consolidated Financial Statements - "Gas Supply and Storage Contracts" on pages 12 and 28, respectively, of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the information contained under the caption "Take-or-Pay Surcharge Costs and FERC Order No. 636 Transition Costs" of "Gas Operations" in Item 1 of this Form 10-K Annual Report.

     The Company's gas operations were not materially affected by take-or-pay charges in 1994. However, as required by the NYPSC in Case No. 88-G-062, the Company has deferred a portion of these costs. As of December 31, 1994, $2.8 million of deferred take-or-pay charges and accrued interest remain on the books of the Company. The Company is negotiating with the Staff of the Commission to recover the remainder of the take-or-pay liability.

     On April 8, 1992, the FERC issued Order No. 636 requiring interstate natural gas pipelines to unbundle their sales and transportation services and to offer each of these services on a stand alone basis. It is currently estimated that the Company's obligation related to Order No. 636 transition costs will amount to $24.6 million. It is anticipated that transition costs incurred by the Company will be recoverable in gas rates to the extent such costs were prudently incurred. Information regarding the Company's involvement in, and effect on the Company of, Order No. 636 and its related proceedings is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on pages 12 and 28, respectively, of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the information contained under the caption "Take-or-Pay Surcharge Costs and FERC Order 636 Transition Costs" of "Gas Operations" in Item 1 of this Form 10-K Annual Report.

     The Company has been named as a defendant or third-party defendant in a number of proceedings involving alleged personal injuries, primarily to construction workers, as a result of exposure to asbestos at facilities owned and operated by the Company. Discovery with regard to these cases will determine, among other things, if the plaintiffs in each of these cases worked at Company facilities. The Company anticipates that similar asbestos-related claims may be asserted against the Company from time to time in the future. However, at this time the Company does not believe that the asbestos-related lawsuits currently outstanding, nor those which may be brought in the future, will, individually or in the aggregate, have a material effect on the financial condition of the Company.

     The Company is a party to a number of administrative proceedings involving potential impact to the environment. Such proceedings arise out of the operation and maintenance of facilities for the generation, transmission and distribution of electricity and natural gas. Information regarding the Company's involvement in these various proceedings is included in Note 12 of the Notes to Consolidated Financial Statements under the caption "Environmental" on page 31 of the 1994 Annual Report to Shareholders, which information is incorporated by reference in Item 1 of this Form 10-K Annual Report, as well as under the subheading, "Environmental Matters" of this Form 10-K Annual Report. Such proceedings are not, in the aggregate, material to the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT


     All of the officers of the Company are appointed on an annual basis at the first Board of Directors' meeting following the annual meeting. The following list includes two Company employees who, due to the policy making functions they perform for the Company, are considered executive officers under SEC criteria, but who are not officers of the Company and who are not appointed on an annual basis.

Officers, Age, and Title                 Business Experience Past Five Years

D. Louis Peoples, 54                     Vice Chairman of the Board and Chief
Vice Chairman of the                     Executive Officer since July 14, 1994.
Board of Directors and                   Executive Vice President, and a member
Chief Executive Officer                  of the Board of Directors, Madison
                                         Gas and Electric Company from 1992 to
                                         1993.  Senior Vice President,
                                         RCG/Hagler, Bailly Inc. from 1991 to
                                         1992.  Senior Vice President, and
                                         a member of the Board of the
                                         Directors, Nuclear Services Division,
                                         Tenera, L.P. from 1990 to 1991;

R. Lee Haney, 55                         Vice President and Chief Financial
Vice President and                       Officer since September 8, 1994.
Chief Financial Officer                  Senior Vice President from January
                                         1993 until September 1994, and Vice
                                         President and Chief Financial Officer
                                         until January 1993, San Diego Gas &
                                         Electric Company.

G. D. Caliendo, 54                       Vice President, General Counsel and
Vice President -                         Secretary since March 2, 1995.
General Counsel                          Senior Vice President, General
and Secretary                            Counsel and Secretary of Pennsylvania
                                         Power and Light Company from 1989 to
                                         1994.

Robert J. Biederman, Jr., 42             Vice President since April 1990.
Vice President, Operations               Director of Operations from 1986 until
                                         April 1990.

Robert J. McBennett, 52                  Treasurer since 1984.
Treasurer

George V. Bubolo, Jr., 50                Director, Engineering and System
Director, Engineering and                Operations since November 1, 1994.
System Operations                        Director, Electric Operations from
                                         1983 until November 1, 1994.

Vincent R. Tummarello, 44                Division Vice President - Electric
Division Vice President,                 Production since November 1, 1994.
Electric Production                      Director, Electric Production from
                                         April 1, 1985 until November 1, 1994.

                                   PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

    The Common Stock of the Company is listed on the New York Stock Exchange under the ticker symbol ORU. The stock is listed in published stock tables as "OranRk".

    At December 31 1994, there were 23,299 holders of record of the Company's common stock, $5.00 par value. During 1994 dividend payments were made to holders of the Company's common stock on February 1, May 1, August 1 and November 1.

    Quarterly market price and dividend information on the Company's Common Stock is as follows:

                   Quarter       High          Low        Dividend

          1993        1        $45 7/8       $40 1/4        $.615
                      2         47 1/2        43 3/8         .615
                      3         47 1/2        44 3/8         .63
                      4         45 3/8        38 5/8         .63

          1994        1         41 1/4        32 1/8         .63
                      2         35 7/8        30 1/2         .63
                      3         31 7/8        29 1/2         .64
                      4         32 1/2        28 3/8         .64

    Information regarding the restriction of retained earnings for dividend payment is contained in Note 4 of the Notes to Consolidated Financial Statements - "Retained Earnings" on page 24 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Item 6.  Selected Financial Data

    The information required by this Item is contained under the captions "Financial Statistics - Common Stock Data", and "Financial Statistics - Selected Financial Data" on page 36 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required by this Item is contained under the caption "Review of the Company's Results of Operations and Financial Condition" on pages 8 through 16 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary financial information required by this Item are contained on pages 17 through 33 of the 1994 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Such information is listed in Item l4(a)(1) "Financial Statements" of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    On February 10, 1994, the Executive Committee of the Board of Directors of the Company appointed the accounting firm of Arthur Andersen LLP to audit the books, records and accounts of the Company and its subsidiaries for the 1994 fiscal year. The appointment of Arthur Andersen LLP was approved by the shareholders at the Annual Meeting held on May 11, 1994.

    The accounting firm of Grant Thornton LLP audited the Company's consolidated financial statements for 1993 and prior years. Upon recommendation of the Audit Committee, the Board of Directors decided to solicit bids for the performance of auditing services for the Company for 1994. Bids were received from six public accounting firms, including Grant Thornton LLP. Based on a review of the competing bids, the Audit Committee believe that the selection of Arthur Andersen LLP would be in the best interests of the Company and recommended such selection to the Board of Directors.

    The reports of Grant Thornton LLP on the Company's consolidated financial statements for the fiscal years ended December 31, 1992 and 1993 did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for 1993 was modified by inclusion of an explanatory paragraph regarding the uncertainty of the pending investigations of the Company and related litigation described in the Company's Current Reports on Form 8-K dated August 16, October 6, November 23 and December 16, 1993 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993. Since January 1, 1992, there have been no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused Grant Thornton LLP to make reference to the subject matter of such disagreements in connection with its report.

                                 PART III

    The information required by Item 10 - Directors and Executive Officers of the Registrant is contained on page 38 of this Form 10-K Annual Report and in the Company's definitive Proxy Statement in connection with the 1995 Annual Meeting of Common Shareholders (the "Proxy Statement"), which material is incorporated by reference in this Form 10-K Annual Report. The information required by Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions is contained in Section 1, "Election of Directors," of the Proxy Statement which material is incorporated by reference in this Form 10-K Annual Report. With the exception of this information, the Proxy Statement is not deemed filed as part of this Form 10-K Annual Report.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries appearing on pages 17 through 33 of the 1994 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of these consolidated financial statements and the information incorporated in Items 1, 3, 5, 6, 7 and 8, herein, the 1994 Annual Report to Shareholders is not deemed filed as part of this Form 10-K Annual Report.
                                                                   Page*
Consolidated Statements of Income and Retained Earnings for the
 years ended December 31, 1994, 1993 and 1992.                      17

Consolidated Balance Sheets as of December 31, 1994 and 1993.       18

Consolidated Cash Flow Statements for the years ended
 December 31, 1994, 1993 and 1992.                                  20

Notes to Consolidated Financial Statements.                         21

Report of Independent Public Accountants.                           33

     *Page number reference is to the 1994 Annual Report to Shareholders

(a)(2) Financial Statement Schedules                               Page**

Valuation and Qualifying Accounts and Reserves for the years
 ended December 31, 1994, 1993 and 1992 (Schedule II).              51

     **Page number reference is to this Form 10-K Annual Report

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    The information required by Rule 5-04, Schedule I - Condensed Financial Information of Registrant has been omitted since Consolidated Financial State-ments of the Registrant and its subsidiaries are contained in the Company's 1994 Annual Report to Shareholders and the test prescribed was not met.

 (a)(3) Exhibits

 * 3.1  Restated Certificate of Incorporation, as amended through
        April 14, 1988.  (Exhibit 4.1 to Registration Statement
        33-25359).

   3.2  By-Laws, as amended through November 3, 1994.

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

   4.31 Thirty-fourth Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1994.

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

+*10.11 Officers' Supplemental Retirement Plan, as amended April 1, 1993.

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

  10.17 Coal Purchase and Sale Agreement among Orange and Rockland Utilities, Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated March 9, 1984, as amended through July 1, 1994.

 *10.18 Agreement between Orange and Rockland Utilities, Inc., and Pittston
        Coal Sales Company, dated March 14, 1984 as amended through December 1, 1986. (Exhibit 10.18 to Form 10-K for the fiscal year ended
        December 31, 1992, File No. 1-4315).

*10.18A Amendment to the Agreement between Orange and Rockland Utilities, Inc., and Pittston Coal Sales Company, dated July 1, 1991 and executed
        May 5, 1993. (Exhibit 10.18A to Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4315).

+*10.19 Employment contract between Orange and Rockland Utilities, Inc. and
        James F. Smith as amended December 1, 1990.  (Exhibit 10.19 to
        Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

  10.20 Orange and Rockland Utilities, Inc. Post Director Service Retainer Continuation Program, as amended March 2, 1995.

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

+*10.26 Letter agreement dated September 29, 1994 between Orange and Rockland
        Utilities, Inc. and R. Lee Haney regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.26 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

+*10.27 Letter agreement dated September 29, 1994 between Orange and Rockland
        Utilities, Inc. and D. Louis Peoples regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.27 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

 +10.28 Agreement between Orange and Rockland Utilities, Inc. and Victor J.
        Blanchet, Jr. dated March 1, 1995.

 +10.29 Deferred Compensation Plan for Non Employee Directors as amended through October 6, 1994.

  13 The Company's 1994 Annual Report to Shareholders to the extent identified in this Form 10-K Annual Report for the fiscal year ended December 31, 1994.

 *16 Letter from Grant Thornton (Exhibit 16 to Form 8-K/A dated February 22, 1994, File No. 1-4315).

  21    Subsidiaries of the Company.

  24    Powers of Attorney.

  27    Financial Data Schedule.

 *99.1 Joint Cooperation Agreement between the Office of the Rockland County District Attorney and Orange and Rockland Utilities, Inc., dated November 3, 1993 (Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1993, File No. 1-4315).

 *99.2 Complaint against James F. Smith dated March 16, 1994. (Exhibit 99.2 to Form 10-K for the year ended December 31, 1993, File No. 1-4315).

 *99.5 Agreement Between Orange and Rockland Utilities, Inc. and Kroll Associates, Inc. dated as of November 1, 1994. (Exhibit 99.5 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

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

    - Second Supplemental Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of August 1, 1985.

    - First Supplemental Indenture, dated August 15, 1990, to the Indenture of Mortgage and Deed of Trust of Pike County Light & Power Company.

    - Eighth Supplemental Indenture of Rockland Electric Company, dated as of August 15, 1990.

    - Indenture of Trust between NYSERDA and the Bank of New York, as Trustee, relating to the Pollution Control Revenue Bonds (Orange and Rockland Utilities, Inc. Project) dated as of August 15, 1994.

    - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of August 15, 1994.

 (b) Reports on Form 8-K

        The Company has not filed any reports on Form 8-K current report covering an event during the fourth quarter of 1994.

                               SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ORANGE AND ROCKLAND UTILITIES, INC.
                                  (Registrant)


                                  By  D. LOUIS PEOPLES
                                      (D. Louis Peoples
                                      Vice Chairman of the
                                      Board of Directors and
                                      Chief Executive Officer)

Date:  March 17, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature and Title               Capacity in Which Signing


        D. LOUIS PEOPLES*                 Chief Executive
        (D. Louis Peoples,                Officer, Director
        Vice Chairman of the
        Board of Directors and
        Chief Executive Officer)

        R. LEE HANEY*                     Chief Financial Officer
        (R. Lee Haney, Vice President
        and Chief Financial Officer)

        TERRY L. DITTRICH*                Acting Principal
        (Terry L. Dittrich, Acting        Accounting Officer
        Controller)

        H. KENT VANDERHOEF*               Chairman of the
        (H. Kent Vanderhoef)              Board of Directors

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



        MICHAEL J. DEL GIUDICE*           Director
        (Michael J. Del Giudice)

        FRANK A. McDERMOTT, JR.*          Director
        (Frank A. McDermott, Jr.)

        KENNETH D. McPHERSON*             Director
        (Kenneth D. McPherson)

        JAMES F. O'GRADY, JR.*            Director
        (James F. O'Grady, Jr.)

        FREDERIC V. SALERNO*              Director
        (Frederic V. Salerno)

        LINDA C. TALIAFERRO*              Director
        (Linda C. Taliaferro)

        *By G. D. CALIENDO
        (G. D. Caliendo,
         Attorney-in-fact)


Date:  March 17, 1995

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES




        We have audited in accordance with generally accepted auditing standards, the 1994 consolidated financial statements included in Orange and Rockland Utilities, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1995. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts and Reserves for the year ended December 31, 1994 (see index of financial statements) is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated statements and, in our opinion, fairly states in all material respects the financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


New York, New York
February 2, 1995





           CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


        As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-25358, 33-25359 and 33-22129) and on Form S-3 (File No. 33-63872).



ARTHUR ANDERSEN LLP


New York, New York
March 17, 1995

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



Board of Directors and Shareholders of
Orange and Rockland Utilities, Inc.

        In connection with our audit of the consolidated financial statements of Orange and Rockland Utilities, Inc. and Subsidiaries referred to in our report dated February 16, 1994, which report included an explanatory paragraph that described the investigations and litigation discussed in Note 12 (Legal Proceedings) of those statements, which is included in the 1993 Annual Report to Shareholders and incorporated by reference in this Form 10-K, we have also audited the schedule listed in the Index at Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                          GRANT THORNTON LLP


New York, New York
February 16, 1994





           CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


        We have issued our reports dated February 16, 1994, accompanying the consolidated financial statements and schedule incorporated by reference or included in the Annual Report of Orange and Rockland Utilities, inc. and Subsidiaries on Form 10-K for the year ended December 31, 1993. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Orange and Rockland Utilities, Inc. and Subsidiaries on Forms S-8 (No. 33-25358,
No. 33-25359 and No. 33-22129) and on Forms S-3 (No. 33-63872).




                                          GRANT THORNTON LLP



New York, New York
March 17, 1995

                                                                          SCHEDULE II


           ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1994, 1993 and 1992
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
                           Balance at   Charged to   Charged                  at
                           beginning    costs and    to other               end of
Description                of period     expenses    accounts  Deductions    period



December 31, 1994
  Allowance for Uncollect-
   ible accounts:
     Customer accounts       $2,026       $2,493      $391      $2,710       $2,200
     Other accounts             102          544         8         445          209
     Gas marketing accounts     471          287         2         433          327
                             $2,599       $3,324      $401(A)   $3,588(B)    $2,736

  Reserve for Claims
   and Damages               $3,830       $2,474      $140      $1,731(C)    $4,713

  Gas Turbine Maintenance
   Reserve                  $(1,375)      $1,367      $  -      $  250(C)   $  (258)






December 31, 1993
  Allowance for Uncollect-
   ible accounts:
    Customer accounts        $1,651       $2,428      $400      $2,453      $ 2,026
    Other accounts               86          207         4         195          102
    Gas marketing accounts       75          548         -         152          471
                             $1,812       $3,183      $404(A)   $2,800(B)   $ 2,599

  Reserve for Claims
   and Damages               $3,521       $1,895      $146      $1,732(C)   $ 3,830

 Gas Turbine Maintenance
  Reserve                   $(2,532)      $1,367      $  -      $  210(C)   $(1,375)




                                                                      (Continued)

                                                                          SCHEDULE II


           ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1994, 1993 and 1992
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
                           Balance at   Charged to   Charged                  at
                           beginning    costs and    to other               end of
Description                of period     expenses    accounts  Deductions    period


December 31, 1992
  Allowance for Uncollect-
   ible accounts:
    Customer accounts        $1,670       $2,019      $393      $2,431       $1,651
    Other accounts              110          132         1         157           86
    Gas marketing accounts       40           43         -           8           75
                             $1,820       $2,194      $394(A)   $2,596(B)    $1,812

  Reserve for Claims
   and Damages               $3,427       $2,043      $523      $2,472(C)    $3,521

  Gas Turbine Maintenance
   Reserve                  $(2,889)      $  622      $  -      $  265(C)   $(2,532)





(A) Includes collection of accounts previously written off of $401 in 1994, $404 in 1993, and $394 in 1992.
(B) Accounts considered uncollectible and charged off of $3,588 in 1994, $2,800 in 1993 and $2,596 in 1992.
(C) Payments of damage claims of $1,731 in 1994, $1,732 in 1993 and $2,472 in 1992 and maintenance expenses of $250 in 1994, $210 in 1993 and $265 in 1992.

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549



                               ________________________




                                       FORM 10-K



                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF




                              THE SECURITIES ACT OF 1934




                               ________________________






Fiscal Year Ended December 31, 1994          Commission File Number 1-4315






                     ORANGE AND ROCKLAND UTILITIES, INC.
                (Exact name of Registrant as Specified in its Charter)




                                       EXHIBITS




                      Orange and Rockland Utilities, Inc.
                               Index of Exhibits
                                1994 Form 10-K


 * 3.1  Restated Certificate of Incorporation, as amended through
        April 14, 1988.  (Exhibit 4.1 to Registration Statement
        33-25359).

   3.2  By-Laws, as amended through November 3, 1994.

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

   4.31 Thirty-fourth Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1994.

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

+*10.11 Officers' Supplemental Retirement Plan, as amended April 1, 1993.

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

  10.17 Coal Purchase and Sale Agreement among Orange and Rockland Utilities, Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated March 9, 1984, as amended through July 1, 1994.

 *10.18 Agreement between Orange and Rockland Utilities, Inc., and Pittston
        Coal Sales Company, dated March 14, 1984 as amended through December 1, 1986. (Exhibit 10.18 to Form 10-K for the fiscal year ended
        December 31, 1992, File No. 1-4315).

*10.18A Amendment to the Agreement between Orange and Rockland Utilities, Inc., and Pittston Coal Sales Company, dated July 1, 1991 and executed
        May 5, 1993. (Exhibit 10.18A to Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4315).

+*10.19 Employment contract between Orange and Rockland Utilities, Inc. and
        James F. Smith as amended December 1, 1990.  (Exhibit 10.19 to
        Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

  10.20 Orange and Rockland Utilities, Inc. Post Director Service Retainer Continuation Program, as amended March 2, 1995.

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

+*10.26 Letter agreement dated September 29, 1994 between Orange and Rockland
        Utilities, Inc. and R. Lee Haney regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.26 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).
+*10.27 Letter agreement dated September 29, 1994 between Orange and Rockland
        Utilities, Inc. and D. Louis Peoples regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.27 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

 +10.28 Agreement between Orange and Rockland Utilities, Inc. and Victor J.
        Blanchet, Jr. dated March 1, 1995.

 +10.29 Deferred Compensation Plan for Non Employee Directors as amended through October 6, 1994.

  13 The Company's 1994 Annual Report to Shareholders to the extent identified in this Form 10-K Annual Report for the fiscal year ended December 31, 1994.

 *16 Letter from Grant Thornton (Exhibit 16 to Form 8-K/A dated February 22, 1994, File No. 1-4315).

  21    Subsidiaries of the Company.

  24    Powers of Attorney.

  27    Financial Data Schedule.

 *99.1 Joint Cooperation Agreement between the Office of the Rockland County District Attorney and Orange and Rockland Utilities, Inc., dated November 3, 1993 (Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1993, File No. 1-4315).

 *99.2 Complaint against James F. Smith dated March 16, 1994. (Exhibit 99.2 to Form 10-K for the year ended December 31, 1993, File No. 1-4315).

 *99.5 Agreement Between Orange and Rockland Utilities, Inc. and Kroll Associates, Inc. dated as of November 1, 1994. (Exhibit 99.5 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

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

    - Second Supplemental Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of August 1, 1985.

    - First Supplemental Indenture, dated August 15, 1990, to the Indenture of Mortgage and Deed of Trust of Pike County Light & Power Company.

    - Eighth Supplemental Indenture of Rockland Electric Company, dated as of August 15, 1990.

    - Indenture of Trust between NYSERDA and the Bank of New York, as Trustee, relating to the Pollution Control Revenue Bonds (Orange and Rockland Utilities, Inc. Project) dated as of August 15, 1994.

    - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of August 15, 1994.