Form 10-Q
period 1995-03-31
ORANGE & ROCKLAND UTILITIES INC
filed 1995-05-12
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    March 31, 1995

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

Common Stock - $5 Par Value                     13,653,132 Shares
         (Class)                         (Outstanding at April 30, 1995)




                            TABLE OF CONTENTS





                                                                Page
     PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated Balance Sheets (Unaudited)
             at March 31, 1995 and December 31, 1994             1

             Consolidated Statements of Income (Unaudited)
             for the three months ended March 31, 1995
             and March 31, 1994.                                 3

             Consolidated Cash Flow Statements (Unaudited)
             for the three months ended March 31, 1995 and
             March 31, 1994                                      4

             Notes to Consolidated Financial Statements          5

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 7


     PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings                                   13

     ITEM 4. Submission of Matters to a Vote
             of Security Holders                                 14

     ITEM 6. Exhibits and Reports on Form 8-K                    15

     Signatures                                                  16

                        PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets (Unaudited)
                                       Assets
                                                                March 31,   December 31,
                                                                  1995          1994
                                                                (Thousands of Dollars)
Utility Plant:
    Electric                                                   $  955,356   $  951,019
    Gas                                                           199,898      198,755
    Common                                                         55,537       55,445
           Utility Plant in Service                             1,210,791    1,205,219
    Less accumulated depreciation                                 407,411      398,584
           Net Utility Plant in Service                           803,380      806,635
    Construction work in progress                                  50,229       49,654
           Net Utility Plant                                      853,609      856,289

Non-utility Property:
    Non-utility property                                           34,670       34,585
    Less accumulated depreciation, depletion and amortization      14,214       13,977
           Net Non-utility Property                                20,456       20,608

Current Assets:
    Cash and cash equivalents                                      21,196       16,081
    Temporary cash investments                                        604        1,839
    Customer accounts receivable, less allowance for
      uncollectible accounts of $2,206 and $2,200                  49,792       44,105
    Accrued utility revenue                                        20,338       27,273
    Other accounts receivable, less allowance for
      uncollectible accounts of $222 and $209                      12,566       17,384
    Gas marketing accounts receivable, less allowance
      for uncollectible accounts of $343 and $327                  52,479       58,470
    Materials and supplies (at average cost)                       29,610       37,836
    Prepaid property taxes                                         21,243       19,327
    Prepayments and other current assets                           23,707       28,877
           Total Current Assets                                   231,535      251,192

Deferred Debits:
    Income tax recoverable in future rates                         72,424       73,261
    Extraordinary property loss - Sterling nuclear project          8,667       10,139
    Deferred Order No. 636 transition costs                        11,860       13,480
    Deferred revenue taxes                                         16,469       16,888
    Deferred pension and other postretirement benefits             10,599       10,505
    IPP settlements                                                17,722       17,821
    Unamortized debt expense (amortized over
      term of securities)                                          10,171       10,493
    Other deferred debits                                          37,089       32,328
           Total Deferred Debits                                  185,001      184,915

           Total                                               $1,290,601   $1,313,004


The accompanying notes are an integral part of these statements.
/TABLE

                  ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets (Unaudited)
                              Capitalization and Liabilities
                                                                 March 31,  December 31,
                                                                   1995         1994
                                                                (Thousands of Dollars)
Capitalization:
    Common stock (13,653,100 and 13,652,913 shares
      outstanding)                                             $   68,266   $   68,265
    Premium on capital stock                                      133,598      133,595
    Capital stock expense                                          (6,118)      (6,116)
    Retained earnings                                             189,458      183,659
           Total Common Stock Equity                              385,204      379,403
    Non-redeemable preferred stock (428,443 shares
      outstanding)                                                 42,844       42,844
    Non-redeemable cumulative preference stock (12,896
      and 13,025 shares outstanding)                                  420          424
           Total Non-Redeemable Stock                              43,264       43,268
    Redeemable preferred stock (27,738 shares outstanding)          2,774        2,774
    Long-term debt                                                359,531      359,622
           Total Capitalization                                   790,773      785,067

Non-current Liabilities:
    Reserve for claims and damages                                  4,954        4,713
    Postretirement benefits                                        11,838       15,625
    Pension costs                                                  40,661       39,854
    Obligation under capital leases                                   137          275
           Total Non-current Liabilities                           57,590       60,467

Current Liabilities:
    Lease obligations due within one year                             529          518
    Long-term debt due within one year                             19,350       19,392
    Preferred stock to be redeemed within one year                  1,384        1,384
    Notes payable                                                   8,480           -
    Commercial paper                                               31,250       29,400
    Accounts payable                                               36,923       63,855
    Gas marketing accounts payable                                 49,781       71,913
    Dividends payable                                                 725          725
    Customer deposits                                               5,490        5,669
    Accrued Federal income and other taxes                         12,239        5,949
    Accrued interest                                                5,229        8,608
    Refundable gas costs                                            8,878        7,554
    Refunds to customers                                           10,209       10,265
    Other current liabilities                                      16,008       16,127
           Total Current Liabilities                              206,475      241,359

Deferred Taxes and Other:
    Deferred Federal income taxes                                 175,047      173,317
    Deferred investment tax credits                                16,902       17,109
    Accrued Order No. 636 transition costs                         11,860       13,480
    Accrued IPP settlement agreements                               8,000        8,000
    Minority interest in non-utility subsidiary                     1,986           -
    Refundable fuel costs                                          18,141       10,366
    Other deferred credits                                          3,827        3,839
           Total Deferred Taxes and Other                         235,763      226,111

           Total                                               $1,290,601   $1,313,004

The accompanying notes are an integral part of these statements.
/TABLE

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income (Unaudited)
                                                                          Three Months
                                                                        Ended March 31,

                                                                        1995         1994
                                                                    (Thousands of Dollars)
Operating Revenues:
  Electric                                                            $107,186   $111,145
  Gas                                                                   59,121     81,403
  Electric sales to other utilities                                        718      3,141
          Total Utility Revenues                                       167,025    195,689
  Diversified activities                                               144,822     96,094
          Total Operating Revenues                                     311,847    291,783
Operating Expenses:
  Operations:
    Fuel used in electric production                                    18,018     25,055
    Electricity purchased for resale                                    11,460     10,972
    Gas purchased for resale                                            30,332     50,166
    Non-utility gas marketing purchases                                142,125     91,075
    Other expenses of operation                                         36,030     35,047
  Maintenance                                                            9,471     10,072
  Depreciation and amortization                                          9,051      8,609
  Amortization of property losses                                        1,540      1,416
  Taxes other than income taxes                                         25,226     26,148
  Federal income taxes                                                   7,913     11,201
  Deferred Federal income taxes                                            196     (2,230)
  Amortization of investment tax credit                                    (30)       (30)
       Total Operating Expenses                                        291,332    267,501
Income from Operations                                                  20,515     24,282
Other Income and (Deductions):
  Allowance for other funds used
    during construction                                                     11         30
  Investigation costs                                                     (381)    (3,212)
  Other - net                                                            5,073        170
  Taxes other than income taxes                                           (438)       (26)
  Federal income taxes                                                     523      1,080
  Deferred Federal income taxes                                         (2,152)       (39)
  Amortization of investment tax credit                                    177        178
       Total Other Income and (Deductions)                               2,813     (1,819)
Income Before Interest Charges                                          23,328     22,463
Interest Charges:
  Interest on long-term debt                                             6,926      7,492
  Other interest                                                         1,201        684
  Amortization of debt premium and expense-net                             340        301
  Allowance for borrowed funds used during
    construction                                                          (460)       (82)
          Total Interest Charges                                         8,007      8,395
Net Income                                                              15,321     14,068
Dividends on preferred and preference stock,
  at required rates                                                        784        813
Earnings applicable to common stock                                   $ 14,537   $ 13,255

Avg. number of common shares outstanding (000's)                        13,653     13,532

Earnings per average common share outstanding                         $   1.06   $    .98

Dividends declared per common share outstanding                       $    .64   $    .63
The accompanying notes are an integral part of these statements.
/TABLE

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Cash Flow Statements (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                              1995          1994
                                                            (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                  $15,321       $14,068
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                              9,384         8,865
   Deferred Federal income taxes                              2,348         2,269
   Deferred investment tax credit                              (207)         (208)
   Deferred and refundable fuel and gas costs                 9,099         7,682
   Allowance for funds used during construction                (471)         (112)
   Other non-cash charges                                     1,891         1,170
   Changes in certain current assets and liabilities:
      Accounts and gas marketing accounts receivable,
        net and accrued utility revenues                     12,057       (14,560)
      Materials and supplies                                  8,226        11,317
      Prepaid property taxes                                 (1,916)       (1,910)
      Prepayments and other current assets                    5,170       (18,467)
      Operating and gas marketing accounts payable          (49,064)       (3,407)
      Accrued Federal Income and other taxes                  6,290         8,745
      Accrued interest                                       (3,379)       (5,685)
      Refunds to customers                                      (56)          (67)
      Other current liabilities                                (298)           21
   Other-net                                                 (4,905)        3,225
Net Cash Provided from Operations                             9,490        12,946

Cash Flow from Investing Activities:
Additions to plant                                           (6,610)       (6,766)
Temporary cash investments                                    1,235            (7)
Allowance for funds used during construction                    471           112
Net Cash Used in Investing Activities                        (4,904)       (6,661)

Cash Flow from Financing Activities:
Proceeds from:
   Issuance of common stock                                       -             -
   Issuance of long-term debt                                     -             -
Retirements of:
   Long-term debt                                              (150)         (189)
   Capital lease obligations                                   (127)         (117)
Net borrowings (repayments) under
   short-term debt arrangements*                             10,330        (6,850)
Dividends on preferred and common stock                      (9,524)      (10,087)
Net Cash Provided From (Used in) Financing Activities           529       (17,243)
Net Change in Cash and Cash Equivalents                       5,115       (10,958)
Cash and Cash Equivalents at Beginning of Period             16,081        14,256
Cash and Cash Equivalents at End of Period                  $21,196       $ 3,298

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
      Interest, net of amounts capitalized                  $11,019       $13,972
      Federal income taxes                                  $     -       $     -

* Debt with maturities of 90 days or less.
 The accompanying notes are an integral part of these statements.
/TABLE

             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 1995, the consolidated statements of income for the three month periods ended March 31, 1995 and 1994, and the consolidated cash flow statements for the three month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 1995, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1994 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All significant intercompany balances and transactions have been eliminated.

4. Contingencies at March 31, 1995 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1994 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1994 Form 10-K Annual Report.

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. On September 8, 1994 the Company adopted a formal plan to sell the six radio broadcasting properties operated by a wholly owned indirect subsidiary, Atlantic Morris Broadcasting, Inc. ("AMB"). Agreements to sell five of these stations were entered into during the fourth quarter of 1994 and during the first quarter of 1995, AMB signed an agreement to sell the sixth and final radio station. Final closure of all the sales awaits FCC approvals. The sale of the stations will not have a material effect on the Company's Consolidated Financial Statements.

7. On January 23, 1995, O&R Energy, Inc. (now NORSTAR Holdings, Inc.) a wholly owned indirect subsidiary of the Company, joined with Shell Gas Trading Co. to create a new full service natural gas services and marketing company called NORSTAR Energy Limited Partnership ("NORSTAR Partnership"). During the first quarter of 1995, the Company realized a gain on the formation of the NORSTAR Partnership of $2.9 million. The gain resulted from the effective sale of a 26.9% minority interest in the gas marketing business. This net gain has been recorded in the Consolidated Statements of Income under the title Other Income and (Deductions) as follows: Other-Net, $5.0 million; Taxes other than income taxes, ($.4) million and Federal income taxes, ($1.7) million.

8. The financial statements of the Company are based on generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), which gives recognition to the rate-making and accounting practices of the regulatory agencies. The principal effect of the rate-making process on the Company's financial statements is that of the timing of the recognition of incurred costs.
     If rate regulation provides reasonable assurance that an incurred cost will be recovered in a future period by inclusion of that cost in rates, SFAS No. 71 requires the capitalization of the cost. Regulatory assets represent probable future revenue associated with certain incurred costs, as these costs are recovered through the rate-making process.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This Statement imposes criteria for the continued recognition of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:
                             Financial Performance

The Company's consolidated earnings per average common share outstanding for the first quarter of 1995 were $1.06 as compared to $.98 for the first quarter of 1994. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding was
13.7 million for the first quarter of 1995 and 13.5 million for the first quarter of 1994.

The current quarterly dividend rate of $.64 is equivalent to an annual dividend of $2.56 per share. Dividends declared during the twelve months ended March 31, 1995 amounted to $2.55 with a dividend payout ratio of 98.5% as compared to $2.51 a year ago with a payout ratio of 84.0%.

The return on average common equity for the twelve months ended March 31, 1995 was 9.33%, as compared to 10.85% for the twelve months ended March 31, 1994.


                        Capital Resources and Liquidity

At March 31, 1995, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $59 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $25.0 million at March 31, 1995, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments. The average daily balance of short-term borrowings for the three months ended March 31, 1995 amounted to $38.6 million at an effective interest rate of 6.4% as compared to $44.5 million at an effective interest rate of 3.5% for the same period of 1994.
The level of temporary cash investments for the three months ended March 31, 1995 increased to an average daily balance of $17.1 million from $14.6 million for the same period of 1994.

The New York Public Service Commission ("NYPSC") has authorized the Company to issue up to 750,000 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan ("DRP") and its Employee Stock Purchase and Dividend Reinvestment Plan ("ESPP"). At the option of the Company, however, common stock used to satisfy the requirements of the DRP and ESPP may be purchased on the open market. Effective November 1, 1994, common stock needed to satisfy the DRP and ESPP requirements is being purchased on the open market.

                                Rate Activities
New York

Gas:

On January 16, 1992, the Company filed an application for an increase in gas rates with the NYPSC. The Settlement Agreement in that case, which was approved by the NYPSC on September 30, 1992 provided, among other things, for multi-year rate adjustments through 1996 and for certain gas incentives. The second adjustment to gas rates under the Settlement Agreement, which amounted to an increase of $3.8 million or 2.5%, was to become effective on January 1, 1994. As a result of the ongoing investigation of alleged financial improprieties, however, the increase was first extended to June 30, 1994 and then further extended to December 30, 1994. On November 4, 1994, the NYPSC issued an Order terminating the Settlement Agreement effective December 31, 1994. The Order denies the Company the opportunity for rate adjustments in the third and fourth years (1995 and 1996) of the four-year Settlement Agreement. However, the Order authorizes the Company to defer the second-stage rate adjustment and all previously authorized reconciliations pertaining to periods prior to December 31, 1994, pending review and audit by the NYPSC staff and the conclusion of the NYPSC's investigation of alleged financial improprieties. In addition, on February 7, 1995, the Accounting and Finance Division of the NYPSC issued an interpretation of the November 4, 1994 termination order which stated that the gas incentive mechanism related to the attainment of certain goals are no longer available. The Company will not contest this interpretation.

Electric:

On June 10, 1994, the NYPSC issued an Order ("the June Order") which terminated the Company's January, 1993 electric rate increase application. The June Order provided, among other things, for a reduction in the threshold for measuring excess earning from 12.0% to 10.6% effective retroactively to January 1, 1994. All earnings in excess of 10.6% are to be deferred for future disposition pending the conclusion of the ongoing investigation.

On September 19, 1994, the Company filed an appeal with the Supreme Court of New York challenging the legality of the June Order. The appeal argues that by changing the excess earnings threshold from 12.0% to 10.6% for the first six months of 1994, the NYPSC engaged in retroactive ratemaking. The appeal also argues that there is no evidence in the record to support a determination that the cost of equity is 10.6%. The Company and the NYPSC have agreed to stay the briefings in this appeal until after the NYPSC has issued its final report on its investigation of the Company.

On February 17, 1995, O&R submitted a compliance filing regarding the operation of the Revenue Decoupling Mechanism ("RDM"). The filing included a proposal to reduce the RDM Adjustment Factor from $7.7 million to $0 effective May 1, 1995 reflecting the completion of the recovery of an RDM undercollection applicable to the year 1993. This equates to a 2.3% annual reduction in revenue. In addition, the filing requested that a net RDM overcollection of $0.7 million for the year 1994 be retained by the Company as a future rate moderator, subject to NYPSC verification. On April 19, 1995, the NYPSC approved the proposals, and the reduction of $7.7 million in the RDM Adjustment Factor became effective on May 1, 1995.

Other:

On November 10, 1994, the Company filed with the NYPSC, a quantification of the rate-making effects of its ongoing investigation into prior financial improprieties. The Company requested that the NYPSC approve an additional refund of approximately $3.4 million to its New York electric and gas customers. Although the NYPSC has not acted on this request, this amount was charged to operations in the fourth quarter of 1994. The NYPSC has instituted a proceeding (Case 93-M-0849) to provide the opportunity for other parties, including NYPSC Staff who are conducting an independent investigation of the
Company, to be heard on this matter.   On November 18, 1994, NYPSC Staff
submitted to the Company a draft report of its investigation of the Company for factual verification. This draft report does not include the NYPSC Staff's estimate of the inappropriate costs that have been borne by the Company's ratepayers. Such an estimate will be included in the final version of the report. On January 11, 1995, the Company submitted its response to the draft report. The Company is unable to predict the final results of this proceeding and what modification, if any, will be made to the amount proposed to be refunded.

New Jersey

Under an agreement with the New Jersey Board of Public Utility Commissioners ("NJBPU") to return to customers any funds found to be misappropriated as a result of an ongoing investigation of certain officers and former employees, Rockland Electric Company ("RECO"), a wholly-owned utility subsidiary of the Company, refunded to New Jersey ratepayers $93,000 through reductions in the applicable fuel adjustment charges in February and March 1994. In December 1994, RECO submitted a proposal to the NJBPU to refund an additional $0.7 million. By order dated January 27, 1995, the NJBPU approved this proposal ordering the refund to be made in February 1995. The NJBPU investigation into these matters is continuing and the Company is unable to predict what modification, if any, will be made to the amount refunded.

On November 3, 1993, the NJBPU commenced its periodic management audit of RECO. As a result of the events and investigations described above, the NJBPU audit included, in addition to a standard review of operating procedures, policies and practices, a review of the posture of RECO management regarding business ethics and a determination regarding the effect of such events on RECO ratepayers. The audit findings are contained in its "Final Report on An Ethics Review of Rockland Electric Company" (Docket No. EA900302-48) dated December 1, 1994, a copy of which was provided to the Company for comment. On January 11, 1995, the Company submitted its comments to this audit report to the NJBPU. The NJBPU has not yet issued its final report.

Results of Operations:

                             QUARTERLY COMPARISON


Earnings per average common share outstanding for the first quarter of 1995 amounted to $1.06 per share as compared to $.98 per share for the first quarter of 1994. This increase reflects the impact of the gain realized on the formation of NORSTAR Energy Limited Partnership and the diminishing costs associated with the litigation involving improprieties of former officers and others. While these items had a favorable impact on first quarter earnings, lower utility revenue and other diversified operations partially offset their effect on earnings.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $28.7 million in the first quarter of 1995 as compared to the same quarter of 1994.

Electric operating revenues during the current quarter were $107.9 million as compared to $114.3 million for the first quarter of 1994, a decrease of $6.4 million. The components of the changes in electric operating revenues for the quarter ended March 31, 1995 as compared to the same quarter of 1994 are as follows:

                                         (Millions of Dollars)
     Retail sales:
        Base Revenues*                          $ (2.9)
        Fuel cost recoveries                      (3.4)
        Sales volume changes                      (1.1)
           Subtotal                               (7.4)
     Sales for resale                             (2.4)
     Other operating revenue:
        RDM revenue reconciliation
          and DSM incentives                       1.8
        Other                                      1.6
             Total                               $(6.4)



     *Includes miscellaneous surcharges and revenue tax recoveries.


Actual total sales of electric energy to retail customers during the first quarter of 1995 were 1,072,163 megawatt hours ("Mwh"), compared with 1,086,738 Mwh during the comparable period a year ago. This decrease is the result of a decrease in the average usage per customer when compared to the same period a year ago. Before reflecting the effect of the RDM and the DSM incentives in the Company's New York jurisdiction, electric revenues associated with these sales were $105.2 million during the current quarter compared to $112.7 million during the first quarter of 1994, a decrease of $7.5 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, net of fuel and taxes, amounted to $49.7 million for the first quarter of 1995. In accordance with RDM procedures, deviations between revenue targets and actual sales revenue are deferred and either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $49.6 million for the first quarter of 1995 was $.1 million, which was recorded as an increase in revenue. In the first quarter of 1994, the Company recorded $1.9 million as a reduction to revenue.

With regard to the DSM goal achievement incentives, the Company's performance during the first quarter of 1995 and 1994 did not allow it to record any incentive related revenues.

The Company's performance during the remainder of 1995 will determine what, if any, RDM revenue adjustments may be recorded.
Revenues from sales to other utilities in the first quarter of 1995 amounted to $.7 million, a decrease of $2.4 million from a year ago. Sales to such utilities totaled 41,595 Mwh, compared with 104,512 Mwh in the first quarter a year ago. Because revenues from these sales are primarily a recovery of costs in accordance with applicable tariff regulations, they have little impact on the Company's annual earnings.

Gas operating revenues during the quarter were $59.1 million compared to $81.4 million for the first quarter of 1994, a decrease of $22.3 million. The components of the changes in gas operating revenues for the quarter ended March 31, 1995 as compared to the same quarter of 1994 are as follows:

                                               (Millions of Dollars)

     Sales to firm customers:
          Base revenues*                          $    3.2
          Gas cost recoveries                        (19.0)
          Sales volume changes                        (5.5)
            Subtotal                                 (21.3)
     Sales to interruptible customers                 (1.5)
     Other operating revenue                            .5
            Total                                 $  (22.3)

     * Includes miscellaneous surcharges and revenue tax recoveries.

Gas sales to firm customers during the first quarter of 1995 totaled 8,802 million cubic feet ("Mmcf"), compared with 10,528 Mmcf during the same period a year ago. Gas revenues from firm customers were $56.1 million, compared with $77.5 million in the first quarter of 1994.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas
Marketing

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $6.5 million during the first quarter of 1995 when compared to the same quarter of 1994. The components of the change are as follows:

                                               (Millions of Dollars)

     Prices paid for fuel and purchased power       $ (4.7)
     Changes in kilowatt-hours generated
       or purchased                                   (2.7)
     Deferred fuel charge                               .9
          Total                                     $ (6.5)

The average cost per kilowatt-hour generated and purchased was 2.39 cents for the quarter ended March 31, 1995 compared to 2.77 for the same quarter of 1994.

Purchased gas costs for utility operations were $30.3 million in the first quarter of 1995 compared to $50.2 million in 1994, a decrease of $19.9 million.

The components of the changes in purchased gas costs are as follows:

                                               (Millions of Dollars)

     Prices paid for gas supplies*                   $ (6.3)
     Gas sendout volume                                (7.4)
     Deferred fuel charges                             (6.2)
          Total                                      $(19.9)

     *Net of refunds received from gas suppliers.

The average cost per thousand cubic feet ("Mcf") purchased for the first quarter of 1995 including transportation and storage costs, was $2.49 compared to $3.19 in the first quarter of 1994.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses excluding fuel, purchased power and gas purchased for resale during first quarter of 1995, decreased by $.8 million compared with the same period in 1994. The decrease in expenses associated with utility operations accounted for $.4 million of this decrease.

The decrease in other utility operation and maintenance expense is the result of an increase in depreciation and amortization expense of $.3 million and operation and maintenance expense of $.2 million offset by decreases in Federal income taxes of $.1 and other taxes of $.8 million.

Diversified Activities

The Company's diversified activities consist of gas marketing, gas production, land development and communications businesses conducted by wholly owned non-utility subsidiaries.

Revenues from diversified activities increased by $48.7 million for the first quarter of 1995 as compared to the same quarter of 1994, as a result of the gas marketing subsidiary's success in adding customers and increasing its sales volume. As previously noted, the first quarter diversified earnings were enhanced by a $2.9 million gain realized as a result of the sale of a 26.9% minority interest in the Company's gas marketing subsidiary and the subsequent formation of the NORSTAR Partnership. This gain was offset by increases in operating expenses for all diversified activities of $50.6 million, which is the result of increased gas purchases of $51.0 and decreases in other operating expenses of $.4 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $5.0 million during the first quarter of 1995 when compared to the same quarter of 1994. This increase is the result of the impact of the gain realized on the formation of the NORSTAR Partnership and a decrease in outside professional and consulting services related to the investigations of alleged financial improprieties.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

Investigation and Related Litigation


Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a description of an action entitled Orange and Rockland Utilities, Inc. v. Winikow et al., which was filed under the Federal Racketeer Influenced and Corrupt Organizations Act ("RICO") by the Company in the United States District Court, Southern District of New York against Linda Winikow, a former Company Vice President, three other former Company employees and two vendors. As reported there, the Company alleged that the defendants engaged in a conspiracy to divert monies from the Company through the submission of false and fraudulent invoices in order to pay personal expenses of and/or to provide personal services to the defendants. In addition, the Company alleged that the defendants made various contributions to political candidates consisting of money and services diverted from the Company. On May 10, 1995, the Company filed a stipulation terminating the case against the last remaining defendant, Ms. Winikow, in return for her agreement to pay the Company $100,000, surrender her rights to approximately $75,000 worth of deferred compensation, and arrange for a contribution of $25,000 of leftover campaign funds to the United Way of Orange and Rockland Counties.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a description of a criminal action brought against Ms. Winikow by the Rockland County (New York) District Attorney and her subsequent guilty pleas to charges of grand larceny (a class D felony), commercial bribery (a class A misdemeanor), and making a campaign contribution under a false name (an unclassified misdemeanor), which pleas were entered in the Supreme Court of the State of New York. On April 6, 1995, Rockland County Court Judge Robert R. Meehan sentenced Ms. Winikow to serve nine months in county jail and to pay $70,019 in restitution to the Company. That amount is included in the amount she has agreed to pay to settle the Company's civil lawsuit, described above.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a description of a criminal action brought against James F. Smith, a former Director and former Chief Executive Officer of the Company, by the Rockland County (New York) District Attorney. As noted therein, a Rockland County Grand Jury indictment charges Mr. Smith with 15 felony counts of grand larceny, seven counts of falsifying business records and two misdemeanor counts of petit larceny. The trial in this matter has been rescheduled to begin in June 1995 in the Supreme Court of the State of New York, Rockland County.

Other Litigation:

     On March 28, 1995, a complaint was filed in the Supreme Court of the State of New York, County of Rockland naming the Company as a defendant in Payran v. Orange and Rockland Utilities, Inc. and James Donnery, a purported personal injury action. Plaintiff in this suit seeks compensatory damages in the amount of $100 million and punitive damages in the amount of $100 million based on injuries he alleges were the result of actions by the defendants at the Company's Lovett Power Plant. While plaintiff did suffer serious injuries at the Lovett Plant, the Company believes it has a valid workers compensation defense to all claims asserted against it by plaintiff in this suit.

Regulation:

     On March 29, 1995, the Federal Energy Regulatory Commission ("FERC") issued its Notice of Proposed Rulemaking ("NOPR") on Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities (Docket No. RM95-8-000), by which the FERC proposes to require public utilities that own or control interstate transmission facilities to offer "open access" transmission service on a non-discriminatory basis, and its Supplemental NOPR on Recovery of Stranded Costs by Public Utilities and Transmitting Utilities (Docket No. RM-94-7-001), by which the FERC proposes to allow in certain circumstances the recovery of stranded costs when former wholesale or retail customers change power suppliers. The Company is presently reviewing these NOPRs and cannot, at this time, predict what effects the proposed rules will have, if any, on the future operations or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The Company's Annual Meeting of Shareholders was held on April 12,
          1995.

     (b) The following directors were elected at the Annual Meeting of Shareholders on April 12, 1995: Frederic V. Salerno was elected for a one-year term expiring at the Annual Meeting of Shareholders in 1996, and James F. O'Grady, Jr., D. Louis Peoples and H. Kent Vanderhoef were elected for three-year terms expiring at the Annual Meeting of Shareholders in 1998. The following Directors have continued in office after the meeting: Ralph M. Baruch, J. Fletcher Creamer, Michael J. Del Giudice, Kenneth D. McPherson, and Linda C. Taliaferro.

     (c) The following matters were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on April 12, 1995:

          1. The Company's nominees for election as Directors were elected by the following vote:

                                        Shares        Shares      Broker
                                          For        Withheld    Non-Votes

              Frederic V. Salerno     11,138,760      234,954       N/A
              James F. O'Grady, Jr.   11,116,340      257,374       N/A
              D. Louis Peoples        11,168,833      204,881       N/A
              H. Kent Vanderhoef      11,103,222      270,492       N/A

              Robert V. Citrolo was nominated for election as a Director by a shareholder at the Annual Meeting, and 9,389 shares were cast for Mr. Citrolo.

          2. A proposal to appoint the firm of Arthur Andersen LLP, independent public accountants, to audit the books, records and accounts of the Company and its subsidiaries for the year 1995 was approved by the following vote:

                                Shares             Shares       Broker
              Shares For        Against          Abstaining    Non-Votes
              10,979,376        158,365            245,362         N/A

Item 6. Exhibits and Reports on Form 8-K

        None






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                    ORANGE AND ROCKLAND UTILITIES, INC.
                                               (Registrant)




     Date: May 11, 1995             By   ROBERT J. McBENNETT
                                         Robert J. McBennett
                                         Treasurer and Controller





     Date: May 11, 1995             By   JOHN T. FINNEGAN
                                         John T. Finnegan
                                         Assistant Treasurer