Form 10-K/A
period 1994-12-31
ORANGE & ROCKLAND UTILITIES INC
filed 1995-05-17
CIK 74778

May 17, 1995





By Electronic Transmission

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Re:   Orange and Rockland Utilities, Inc.
      (CIK:  074778)
      Amended Annual Report on Form 10-K/A

Ladies and Gentlemen:

      In response to a directive received from the Securities and Exchange Commission, Division of Corporate Finance dated April 17, 1995, I transmit for filing, under cover of Form 10-K/A, an amendment to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as follows:

      -  Item 14 - Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K

      -  Exhibit Index

      A copy of this Form 10-K/A will be sent for filing with the New York Stock Exchange today.

      Please transmit an acceptance message with respect to this filing to the Company's CompuServe account number 72741,157.

                                          Sincerely,



                                          Lillian F. Hodges
                                          Supervisor - Financial and
                                            Treasury Services

02352

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                            FORM 10-K/A

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

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K/A

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

 +10.28 Agreement between Orange and Rockland Utilities, Inc. and Victor J.
        Blanchet, Jr. dated March 1, 1995. (Portions of Exhibit 10.28 have been omitted pursuant to a confidential treatment request.)

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

    - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of August 15, 1994.

 (b) Reports on Form 8-K

        The Company has not filed any reports on Form 8-K current report covering an event during the fourth quarter of 1994.

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549



                           ________________________




                                  FORM 10-K/A



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF




                          THE SECURITIES ACT OF 1934




                           ________________________






Fiscal Year Ended December 31, 1994          Commission File Number 1-4315






                     ORANGE AND ROCKLAND UTILITIES, INC.
            (Exact name of Registrant as Specified in its Charter)




                                   EXHIBITS

                      Orange and Rockland Utilities, Inc.
                               Index of Exhibits
                               1994 Form 10-K/A


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

 +10.28 Agreement between Orange and Rockland Utilities, Inc. and Victor J.
        Blanchet, Jr. dated March 1, 1995. (Portions of Exhibit 10.28 have been omitted pursuant to a confidential treatment request.)

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

    - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of August 15, 1994.

                                   SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          ORANGE AND ROCKLAND UTILITIES, INC.



                                          By:  Robert J. McBennett
                                               Robert J. McBennett
                                               Treasurer and Controller



Dated:  May 17, 1995