Form 10-Q
period 1995-06-30
ORANGE & ROCKLAND UTILITIES INC
filed 1995-08-10
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    June 30, 1995

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

Common Stock - $5 Par Value                   13,653,571 Shares
         (Class)                         (Outstanding at July 31, 1995)




                            TABLE OF CONTENTS





                                                                Page
     PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated Balance Sheets (Unaudited)
             at June 30, 1995 and December 31, 1994              1

             Consolidated Statements of Income (Unaudited)
             for the three months and six months ended
             June 30, 1995 and June 30, 1994                     3

             Consolidated Cash Flow Statements (Unaudited)
             for the three months and six months ended
             June 30, 1995 and June 30, 1994                     4

             Notes to Consolidated Financial Statements          5

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 7


     PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings                                   18

     ITEM 6. Exhibits and Reports on Form 8-K                    19

     Signatures                                                  20

                           PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets (Unaudited)
                                       Assets
                                                                June 30,    December 31,
                                                                  1995          1994
                                                                (Thousands of Dollars)
Utility Plant:
    Electric                                                   $  983,426   $  951,019
    Gas                                                           202,620      198,755
    Common                                                         55,969       55,445
           Utility Plant in Service                             1,242,015    1,205,219
    Less accumulated depreciation                                 414,131      398,584
           Net Utility Plant in Service                           827,884      806,635
    Construction work in progress                                  33,860       49,654
           Net Utility Plant                                      861,744      856,289

Non-utility Property:
    Non-utility property                                           33,962       34,585
    Less accumulated depreciation, depletion and amortization      14,153       13,977
           Net Non-utility Property                                19,809       20,608

Current Assets:
    Cash and cash equivalents                                       5,772       16,081
    Temporary cash investments                                      1,321        1,839
    Customer accounts receivable, less allowance for
      uncollectible accounts of $2,221 and $2,200                  41,090       44,105
    Accrued utility revenue                                        20,830       27,273
    Other accounts receivable, less allowance for
      uncollectible accounts of $303 and $209                       9,829       17,384
    Gas marketing accounts receivable, less allowance
      for uncollectible accounts of $98 and $327                   55,000       58,470
    Materials and supplies (at average cost)                       31,938       37,836
    Prepaid property taxes                                         12,173       19,327
    Prepayments and other current assets                           41,679       28,877
           Total Current Assets                                   219,632      251,192

Deferred Debits:
    Income tax recoverable in future rates                         71,142       73,261
    Extraordinary property loss - Sterling nuclear project          7,195       10,139
    Deferred Order No. 636 transition costs                        10,710       13,480
    Deferred revenue taxes                                         16,215       16,888
    Deferred pension and other postretirement benefits             10,469       10,505
    IPP settlements                                                40,411       17,821
    Unamortized debt expense (amortized over
      term of securities)                                           9,849       10,493
    Other deferred debits                                          35,344       32,328
           Total Deferred Debits                                  201,335      184,915

           Total                                               $1,302,520   $1,313,004

The accompanying notes are an integral part of these statements.

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets (Unaudited)
                              Capitalization and Liabilities
                                                                June 30,    December 31,
                                                                   1995         1994
                                                                (Thousands of Dollars)
Capitalization:
    Common stock (13,653,262 and 13,652,913 shares
      outstanding)                                             $   68,266   $   68,265
    Premium on capital stock                                      133,601      133,595
    Capital stock expense                                          (6,118)      (6,116)
    Retained earnings                                             174,066      183,659
           Total Common Stock Equity                              369,815      379,403
    Non-redeemable preferred stock (428,443 shares
      outstanding)                                                 42,844       42,844
    Non-redeemable cumulative preference stock (12,782
      and 13,025 shares outstanding)                                  417          424
           Total Non-Redeemable Stock                              43,261       43,268
    Redeemable preferred stock (27,738 shares outstanding)          2,774        2,774
    Long-term debt                                                359,454      359,622
           Total Capitalization                                   775,304      785,067

Non-current Liabilities:
    Reserve for claims and damages                                  5,116        4,713
    Postretirement benefits                                        12,407       15,625
    Pension costs                                                  41,414       39,854
    Obligation under capital leases                                     -          275
           Total Non-current Liabilities                           58,937       60,467

Current Liabilities:
    Lease obligations due within one year                             539          518
    Long-term debt due within one year                             19,190       19,392
    Preferred stock to be redeemed within one year                  1,384        1,384
    Notes payable                                                   9,965            -
    Commercial paper                                               26,050       29,400
    Accounts payable                                               39,837       63,855
    Gas marketing accounts payable                                 54,306       71,913
    Dividends payable                                              10,315          725
    Customer deposits                                               5,431        5,669
    Accrued Federal income and other taxes                          1,478        5,949
    Accrued interest                                                8,862        8,608
    Refundable gas costs                                            8,711        7,554
    Refunds to customers                                           12,298       10,265
    Other current liabilities                                      16,528       16,127
           Total Current Liabilities                              214,894      241,359

Deferred Taxes and Other:
    Deferred Federal income taxes                                 177,651      173,317
    Deferred investment tax credits                                16,695       17,109
    Accrued Order No. 636 transition costs                         10,710       13,480
    Accrued IPP settlement agreements                              30,000        8,000
    Refundable fuel costs                                          12,695       10,366
    Other deferred credits                                          5,634        3,839
           Total Deferred Taxes and Other                         253,385      226,111

           Total                                               $1,302,520   $1,313,004


The accompanying notes are an integral part of these statements.

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income (Unaudited)
                                                     Three Months         Six Months
                                                    Ended June 30,      Ended June 30,
                                                    1995      1994      1995      1994
                                              (Thousands of Dollars)(Thousands of Dollars)
Operating Revenues:
  Electric                                        $108,760  $114,965  $215,946   $226,110
  Gas                                               20,289    25,832    79,410    107,235
  Electric sales to other utilities                    479     1,674     1,197      4,815
          Total Utility Revenues                   129,528   142,471   296,553    338,160
  Diversified activities                           115,831    86,103   260,653    182,197
          Total Operating Revenues                 245,359   228,574   557,206    520,357
Operating Expenses:
  Operations:
    Fuel used in electric production                15,827    21,512    33,845     46,567
    Electricity purchased for resale                13,680    11,447    25,140     22,419
    Gas purchased for resale                        10,183    15,106    40,515     65,272
    Non-utility gas marketing purchases            113,985    82,475   256,110    173,550
    Other expenses of operation                     31,558    37,948    67,588     72,996
  Maintenance                                       11,129    10,400    20,600     20,472
  Depreciation and amortization                      9,322     8,695    18,373     17,304
  Amortization of property losses                    1,541     1,416     3,081      2,831
  Taxes other than income taxes                     22,125    22,867    47,351     49,015
  Federal income taxes                                 112     3,261     8,026     14,461
  Deferred Federal income taxes                      3,571        70     3,766     (2,159)
  Amortization of investment tax credit                (30)      (30)      (60)       (60)
          Total Operating Expenses                 233,003   215,167   524,335    482,668
Income from Operations                              12,356    13,407    32,871     37,689
Other Income and (Deductions):
  Allowance for other funds used
    during construction                                 11        27        22         57
  Investigation costs                               (1,626)   (2,797)   (2,007)    (6,009)
  Other - net                                          136       (30)    5,209        140
  Taxes other than income taxes                        (83)      (28)     (521)       (54)
  Federal income taxes                                 690     1,044     1,213      2,124
  Deferred Federal income taxes                         78       (34)   (2,074)       (73)
  Amortization of investment tax credit                177       179       354        357
       Total Other Income and (Deductions)            (617)   (1,639)    2,196     (3,458)
Income Before Interest Charges                      11,739    11,768    35,067     34,231
Interest Charges:
  Interest on long-term debt                         6,926     7,498    13,852     14,990
  Other interest                                       936       655     2,137      1,339
  Amortization of debt premium and expense-net         340       302       680        603
  Allowance for borrowed funds used during
    construction                                      (185)      (67)     (645)      (149)
          Total Interest Charges                     8,017     8,388    16,024     16,783
Net Income                                           3,722     3,380    19,043     17,448
Dividends on preferred and preference stock,
  at required rates                                    785       813     1,569      1,626
Earnings applicable to common stock               $  2,937  $  2,567  $ 17,474   $ 15,822

Avg. number of common shares outstanding (000's)    13,653    13,565    13,653     13,549

Earnings per average common share outstanding     $    .22  $    .19  $   1.28   $   1.17

Dividends declared per common share outstanding   $   1.29  $   1.27  $   1.93   $   1.90


The accompanying notes are an integral part of these statements.

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Cash Flow Statements (Unaudited)
                                                               Six Months Ended
                                                                   June 30,
                                                              1995          1994
                                                            (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                  $19,043       $17,448
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                             18,415        17,749
   Deferred Federal income taxes                              6,364        (2,086)
   Deferred investment tax credit                              (414)         (417)
   Deferred and refundable fuel and gas costs                 3,486        11,979
   Allowance for funds used during construction                (667)         (206)
   Other non-cash charges                                      3,617        2,801
   Changes in certain current assets and liabilities:
      Accounts and gas marketing accounts receivable,
        net and accrued utility revenues                     20,483         8,696
      Materials and supplies                                  5,898         7,749
      Prepaid property taxes                                  7,154         6,749
      Prepayments and other current assets                  (12,802)      (14,475)
      Operating and gas marketing accounts payable          (41,625)      (20,459)
      Accrued Federal Income and other taxes                 (4,471)       (1,273)
      Accrued interest                                          254            56
      Refunds to customers                                    2,033         1,244
      Other current liabilities                                 163         1,605
   Other-net                                                 (2,804)       10,774
Net Cash Provided from Operations                            24,127        47,934

Cash Flow from Investing Activities:
Additions to plant                                          (22,532)      (16,772)
Temporary cash investments                                      518           498
Allowance for funds used during construction                    667           206
Net Cash Used in Investing Activities                       (21,347)      (16,068)

Cash Flow from Financing Activities:
Proceeds from:
   Issuance of common stock                                       -         1,820
Retirements of:
   Long-term debt                                              (384)         (455)
   Capital lease obligations                                   (275)         (235)
Net borrowings (repayments) under
   short-term debt arrangements*                              6,615       (22,805)
Dividends on preferred and common stock                     (19,045)      (18,676)
Net Cash Provided From (Used in) Financing Activities       (13,089)      (40,351)
Net Change in Cash and Cash Equivalents                     (10,309)       (8,485)
Cash and Cash Equivalents at Beginning of Period             16,081        14,256
Cash and Cash Equivalents at End of Period                  $ 5,772       $ 5,771


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
      Interest, net of amounts capitalized                  $14,991       $16,126
      Federal income taxes                                  $10,850       $ 8,500

* Debt with maturities of 90 days or less.

 The accompanying notes are an integral part of these statements.

             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 1995, the consolidated statements of income for the three month and six month periods ended
     June 30, 1995 and 1994, and the consolidated cash flow statements for the six month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1995, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1994 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All significant intercompany balances and transactions have been eliminated.

4. Contingencies at June 30, 1995 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1994 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1994 Form 10-K Annual Report.

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. On September 8, 1994, the Company adopted a formal plan to sell the six radio broadcasting properties operated by a wholly owned indirect subsidiary, Atlantic Morris Broadcasting, Inc. ("AMB"), and AMB subsequently entered into contracts for the sale of the stations. In June 1995, the sale of the Portland, Maine radio stations was completed. The sale of the radio station in Dundee, Illinois has received Federal Communication Commission ("FCC") approval and is expected to close in August 1995. A petition for reconsideration of the FCC approval of the sale of the Middletown, New York stations has been filed with the FCC and the closing of the sale of these stations may be delayed to the fourth quarter of 1995. FCC approval of the sale of the Ocean City, New Jersey radio station is anticipated in August 1995 with a closing in September or October 1995. The sale of the stations will not have a material effect on the Company's Consolidated Financial Statements.

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

9. During 1994, the Company negotiated settlement agreements with two of the three independent power producers ("IPP") scheduled to provide electric generating capacity and energy services to the Company in the late 1990's. On June 14, 1995, the Company entered into an agreement with the remaining IPP, Wallkill Generating Company, L.P. ("Wallkill Generating"), which was to construct and operate a gas-fired combined cycle generating facility and sell 95 Mw of capacity and associated energy to the Company. At June 30, 1995, $40.4 million of termination costs associated with these three settlement agreements have been deferred in accordance with regulatory accounting procedures pending a determination of the recoverability of the costs in rates. In January 1995, the New Jersey Board of Public Utility Commissioners ("NJBPU") authorized the recovery of $.9 million over a 12-month period ending December 31, 1995 for the portion of one of the settlement agreements applicable to New Jersey electric operations. Recovery of approximately $10.3 million applicable to New Jersey electric operations will be addressed in pending and future proceedings before the NJBPU. The recovery of the portion of termination costs applicable to New York operations, which amounted to approximately $29.3 million at June 30, 1995, will be addressed in the Company's electric base rate proceeding currently pending before the New York Public Service Commission ("NYPSC"). Management believes that the termination costs were prudently incurred and therefore should be fully recoverable in rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:
                             Financial Performance

The Company's consolidated earnings per average common share outstanding for the second quarter of 1995 were $.22 as compared to $.19 for the second quarter of 1994. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding were 13.7 million for the second quarter of 1995 and 13.6 million for the second quarter of 1994.

The current quarterly dividend rate of $.645 is equivalent to an annual dividend rate of $2.58 per share. Dividends declared during the twelve months ended June 30, 1995 amounted to $2.57 with a dividend payout ratio of 98.5% as compared to $2.53 a year ago with a payout ratio of 92.0%.

The return on average common equity for the twelve months ended June 30, 1995 was 9.41%, as compared to 9.95% for the twelve months ended June 30, 1994.


                        Capital Resources and Liquidity

At June 30, 1995, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $59 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $25.0 million at June 30, 1995, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments. The average daily balance of short-term borrowings for the six months ended June 30, 1995 amounted to $34.5 million at an effective interest rate of 6.5% as compared to $38.8 million at an effective interest rate of 3.8% for the same period of 1994. The level of temporary cash investments for the six months ended June 30, 1995 increased to an average daily balance of $11.6 million at an effective interest rate of 5.8% from $10.2 million at an effective interest rate of 3.4% for the same period of 1994.

The NYPSC has authorized the Company to issue up to 750,000 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan ("DRP") and its Employee Stock Purchase and Dividend Reinvestment Plan ("ESPP"). At the option of the Company, however, common stock used to satisfy the requirements of the DRP and ESPP may be purchased on the open market. Effective November 1, 1994, common stock needed to satisfy the DRP and ESPP requirements is being purchased on the open market.

On July 27, 1995, the New York State Energy Research and Development Authority ("NYSERDA") issued, on behalf of the Company, $44 million of variable rate Pollution Control Refunding Revenue Bonds due August 1, 2015 ("1995 Bonds"). The proceeds from the issuance of the 1995 Bonds, together with other Company funds, will be used to refund, on August 20, 1995, the $44 million NYSERDA 9% Pollution Control Revenue Bonds, 1985 Series ("1985 Bonds") issued on behalf of the Company. Proceeds from the issuance of the 1995 Bonds are being held in escrow by the trustee until the redemption of the 1985 Bonds.

                                Rate Activities

New York

Gas:

On January 16, 1992, the Company filed an application for an increase in gas rates with the NYPSC. The Settlement Agreement in that case, which was approved by the NYPSC on September 30, 1992 provided, among other things, for multi-year rate adjustments through 1996 and for certain gas incentives. The second adjustment to gas rates under the Settlement Agreement, which amounted to an increase of $3.8 million or 2.5%, was to become effective on January 1, 1994. As a result of the ongoing investigation of alleged financial improprieties, however, the increase was first extended to June 30, 1994 and then further extended to December 30, 1994. On November 4, 1994, the NYPSC issued an Order terminating the Settlement Agreement effective December 31, 1994. The Order denies the Company the opportunity for rate adjustments in the third and fourth years (1995 and 1996) of the four-year Settlement Agreement. However, the Order authorizes the Company to defer the second-stage rate adjustments and all previously authorized reconciliations pertaining to periods prior to December 31, 1994, pending review and audit by the NYPSC staff and the conclusion of the NYPSC's investigation of alleged financial improprieties. In addition, on February 7, 1995, the Accounting and Finance Division of the NYPSC issued an interpretation of the November 4, 1994 termination order which stated that the gas incentive mechanism related to the attainment of certain goals is no longer available. The Company will not contest this interpretation.

Electric:

On June 10, 1994, the NYPSC issued an Order (the "June Order") which terminated the Company's January, 1993 electric rate increase application. The June Order provided, among other things, for a reduction in the threshold for measuring excess earning from 12.0% to 10.6% effective retroactively to January 1, 1994. All earnings in excess of 10.6% were to be deferred for future disposition pending the conclusion of the ongoing investigation.

On September 19, 1994, the Company filed an appeal with the Supreme Court of New York challenging the legality of the June Order. The appeal argues that by changing the excess earnings threshold from 12.0% to 10.6% for the first six months of 1994, the NYPSC engaged in retroactive ratemaking. The appeal also argues that there is no evidence in the record to support a determination that the cost of equity is 10.6%. This appeal will be withdrawn pursuant to a Stipulation approved by the NYPSC on August 1, 1995, as described below.

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

On May 25, 1995, the Company filed with the NYPSC for a decrease in electric revenues of $6.1 million to be effective April 1, 1996 (Case 95-E-0491). This equates to an overall reduction of 1.8 percent in retail rates. The filing reflects a reduction in operating expenses due to the complete recovery of Orange and Rockland Utilities, Inc.'s share of the Sterling Nuclear Project and other cost reductions. The Company proposed a multi-year rate plan covering the three-year period ending on March 31, 1999 with no base rate increases in the second and third year of the plan. The Company has proposed an overall return on capital of 9.17% with a sharing mechanism governing any return on common equity above 11.2%.

On August 1, 1995, the NYPSC approved a Stipulation which provides for the acceleration from April 1, 1996 to August 1, 1995 of the Company's proposed annual rate reduction of $6.1 million. Allowing the reduced rates to become effective August 1, 1995 would result in a revenue reduction of $3.8 million (including $0.2 million of revenue taxes) for the period August 1, 1995 - March 31, 1996. The Stipulation, for the period January 1, 1995 through March 31, 1996, increases the excess earnings threshold from 10.6% to 11.3%, with equal sharing of earnings above 11.3% between shareholders and ratepayers.

The revenue reduction will be offset by the deferred revenue associated with the 1994 electric equity return in excess of 10.6% and the customers' share of earnings under the new sharing mechanism effective January 1, 1995. A NYPSC action regarding permanent rates is expected for rates effective April 1, 1996. The Stipulation also provides that the Company will withdraw its September 19, 1994 appeal to the Supreme Court of New York challenging the June Order.

Other:

On November 10, 1994, the Company filed with the NYPSC, a quantification of the rate-making effects of its ongoing investigation into prior financial improprieties. The Company requested that the NYPSC approve a refund of approximately $3.4 million to its New York electric and gas customers. This amount would be in addition to the $369,000 already refunded by the Company. Although the NYPSC has not acted on this request, this amount was charged to operations in the fourth quarter of 1994. The NYPSC has instituted a proceeding (Case 93-M-0849) to provide the opportunity for other parties, including the NYPSC Staff which was conducting an independent investigation of the Company, to be heard on this matter.

     On June 28, 1995, the NYPSC issued the report of the NYPSC Staff on its investigation of the Company. While the report did not quantify the total cost of improper charges borne by the Company's New York ratepayers, the report did state that the NYPSC Staff believes that, in addition to the $3.8 million already refunded or proposed to be refunded, the Company should reimburse New York ratepayers for the "excess costs" incurred since 1983 in several specified areas, including the areas of compensation for senior management of the Company, the Company's internal auditing function, the compensation of a former employee of the Company for the period of time when that employee was embezzling the Company's funds and the cost of certain employees' time while they were performing personal work for the Company's officers or were engaged in political or lobbying activities. The NYPSC Staff recommended that a final determination of the amount that the Company should refund be determined in either a separate proceeding or incorporated as part of a rate case proceeding.

     On July 6, 1995, the NYPSC issued an order stating that the issues of the amount, timing and allocation of New York ratepayer refunds as a result of the investigation in Case 93-M-0849 should be considered in the context of the Company's current electric base rate case and ordered the consolidation of the two cases. The final amount of refunds to customers will be determined under this proceeding. Management is unable to predict the final results of this proceeding and what modifications, if any, will be made to the amount proposed to be refunded.

New Jersey

Under an agreement with the New Jersey Board of Public Utilities ("NJBPU") to return to customers any funds found to be misappropriated or otherwise questionable as a result of its investigation of certain Company officers and former employees, Rockland Electric Company ("RECO"), a wholly-owned utility subsidiary of the Company, refunded to New Jersey ratepayers $93,000 through reductions in the applicable fuel adjustment charges in February and March 1994. In December 1994, RECO submitted a proposal to the NJBPU to refund an additional $704,000. By order dated January 27, 1995, the NJBPU approved this proposal and the refund was made in February 1995.

On November 3, 1993, the NJBPU commenced its periodic management audit of RECO. The NJBPU audit included, in addition to a standard review of operating procedures, policies and practices, a review of the posture of RECO management regarding business ethics and a determination regarding the effect of such events on RECO ratepayers. The audit findings are contained in a report titled "Final Report on An Ethics Review of Rockland Electric Company" (Docket No. EA900302-48) dated December 1, 1994. The NJBPU subsequently initiated an examination of senior management appointments and changes to the composition of the Company's Board of Directors and the development of an ethics program. The results of this examination are contained in a report titled "Final Report of an Ethics Oversight Review of Rockland Electric Company".

The final Management Audit, Ethics Review, and Oversight Ethics Review reports were approved by the NJBPU on July 7, 1995. The Oversight Ethics Review report acknowledges that the NJBPU has approved refunds to the Company's New Jersey customers and generally comments favorably about the changes instituted at O&R. The NJBPU investigation into these matters is continuing and the Company is unable to predict what modification, if any, will be made to the amount refunded.


                             QUARTERLY COMPARISON

Earnings per average common share outstanding for the second quarter of 1995 amounted to $.22 per share as compared to $.19 per share for the second quarter of 1994. This increase reflects the Company's ability to reduce operating and interest expenses in its core utility business, and the lower costs associated with the litigation involving former officers and others compared to a year ago. The earnings increase was significantly diminished, however, by the performance of the Company's diversified operations during the current quarter compared with the same period a year ago.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $12.9 million in the second quarter of 1995 as compared to the same quarter of 1994.

Electric operating revenues during the current quarter were $109.2 million as compared to $116.6 million for the second quarter of 1994, a decrease of $7.4 million. The components of the changes in electric operating revenues for the quarter ended June 30, 1995 as compared to the same quarter of 1994 are as follows:

                                         (Millions of Dollars)
     Retail sales:
        Base Revenues*                          $ (2.6)
        Fuel cost recoveries                      (2.5)
        Sales volume changes                        .1
           Subtotal                               (5.0)
     Sales for resale                             (1.2)
     Other operating revenue:
        RDM revenue reconciliation
          and DSM incentives                         -
        Other                                     (1.2)
             Total                              $ (7.4)



     *Includes miscellaneous surcharges and revenue tax recoveries.


Actual total sales of electric energy to retail customers during the second quarter of 1995 were 1,064,366 megawatt hours ("Mwh"), compared with 1,063,281 Mwh during the comparable period a year ago. This increase is the result of an increase in the average number of customers when compared to the same period a year ago. Before reflecting the effect of the RDM and the DSM incentives in the Company's New York jurisdiction, electric revenues associated with these sales were $113.2 million during the current quarter compared to $118.2 million during the second quarter of 1994, a decrease of $5.0 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, net of fuel and taxes, amounted to $52.4 million for the second quarter of 1995. In accordance with RDM procedures, deviations between revenue targets and actual sales revenue are either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $56.2 million for the second quarter of 1995 was $3.8 million, which was recorded as a reduction to revenues. In the second quarter of 1994, the Company recorded $3.8 million as a reduction to revenue.

With regard to the DSM goal achievement incentives, the Company's performance during the second quarter of 1995 allowed it to record $.2 million of incentive income, which equals the amount recorded in 1994.

The Company's performance during the remainder of 1995 will determine what, if any, RDM revenue adjustments may be recorded.

Revenues from sales to other utilities in the second quarter of 1995 amounted to $.5 million, a decrease of $1.2 million from a year ago. Sales to such utilities totaled 22,909 Mwh, compared with 69,662 Mwh in the second quarter a year ago. Because revenues from these sales are primarily a recovery of costs in accordance with applicable tariff regulations, they have little impact on the Company's annual earnings.

Gas operating revenues during the quarter were $20.3 million compared to $25.8 million for the second quarter of 1994, a decrease of $5.5 million. The components of the changes in gas operating revenues for the quarter ended
June 30, 1995 as compared to the same quarter of 1994 are as follows:

                                               (Millions of Dollars)

     Sales to firm customers:
          Base revenues*                          $   (1.2)
          Gas cost recoveries                         (4.4)
          Sales volume changes                          .2
            Subtotal                                  (5.4)
     Sales to interruptibles                          ( .2)
     Other operating revenue                            .1
            Total                                 $   (5.5)

     * Includes miscellaneous surcharges and revenue tax recoveries.

Gas sales to firm customers during the second quarter of 1995 totaled 2,910 million cubic feet ("Mmcf"), compared with 2,829 Mmcf during the same period a year ago. Gas revenues from firm customers were $18.8 million, compared with $24.2 million in the second quarter of 1994.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas
Marketing

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $3.5 million during the second quarter of 1995 when compared to the same quarter of 1994. The components of the change are as follows:
                                               (Millions of Dollars)

     Prices paid for fuel and purchased power       $   .5
     Changes in kilowatt-hours generated
       or purchased                                   (1.5)
     Deferred fuel charge                             (2.5)
          Total                                     $ (3.5)

The average cost per kilowatt-hour generated and purchased was 2.54 cents for the quarter ended June 30, 1995 compared to 2.50 for the same quarter of 1994.

Purchased gas costs for utility operations were $10.2 million in the second quarter of 1995 compared to $15.1 million in 1994, a decrease of $4.9 million.


The components of the changes in purchased gas costs are as follows:

                                               (Millions of Dollars)

     Prices paid for gas supplies*                    $(4.9)
     Gas sendout volume                                 (.9)
     Deferred fuel charges                               .9
          Total                                       $(4.9)

     *Net of refunds received from gas suppliers.

The average cost per thousand cubic feet ("Mcf") purchased for the second quarter of 1995 including transportation and storage costs, was $3.06 compared to $4.58 in the second quarter of 1994.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses excluding fuel, purchased power and gas purchased for resale for the second quarter, decreased by $5.3 million compared with the same period in 1994. The decrease in expenses was entirely associated with utility operating expenses. The change in diversified operation and maintenance expenses was minimal.

The decrease in other utility operation and maintenance expense is the result of a decrease in operation expenses of $6.8 million, of which $4.3 million is attributable to recoverable Demand Side Management costs and $.6 million is attributable to other taxes. These decreases were offset by increases in depreciation and amortization expense of $.4 million, Federal income taxes of $1.0 and maintenance of $.7 million.

Diversified Activities

The Company's diversified activities consist of gas marketing, gas production and land development businesses conducted by wholly owned non-utility subsidiaries.

Revenues from diversified activities increased by $29.7 million for the second quarter of 1995 as compared to the same quarter of 1994, as a result of the gas marketing subsidiary's success in adding customers and increasing its sales volumes. The increase in operating expenses for all diversified activities of $31.5 million is the result of increased gas purchases and the cost of restructuring the business towards securing higher margin retail customers.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $1.4 million during the second quarter of 1995 when compared to the same quarter of 1994. The increase is primarily the result of the lower costs associated with the litigation involving former officers and others compared to a year ago.

                            YEAR TO DATE COMPARISON

Earnings per average common share outstanding for the six months ended
June 30, 1995 amounted to $1.28 per share as compared to $1.17 for the same period of 1994. This increase reflects the impact of the gain realized from the formation of NORSTAR Energy and lower investigation and litigation costs. This increase is partially offset by lower diversified earnings.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $41.6 million for the first six months of 1995 as compared to the same period of 1994.

Electric operating revenues during the current period were $217.1 million as compared to $230.9 million for the comparable period of 1994, a decrease of $13.8 million. The components of the changes in electric operating revenues for the six months ended June 30, 1995 as compared to the same period in 1994 were as follows:

                                               (Millions of Dollars)
     Retail sales:
       Base rates*                                    $(5.6)
       Fuel cost recoveries                            (5.8)
       Sales volume changes                            (1.0)
             Subtotal                                 (12.4)
     Sales for resale                                  (3.6)
     Other operating revenues:
       RDM revenue reconciliation
        and DSM incentives                              1.9
       Other                                             .3
          Total                                      $(13.8)


     *Includes miscellaneous surcharges and revenue tax recoveries.


Actual total sales of electric energy to retail customers during the first six months of 1995 were 2,136,529 Mwh, compared with 2,150,019 Mwh during the comparable period a year ago. Before reflecting the effect of the RDM and the DSM incentives in the Company's New York jurisdiction, electric revenue associated with these sales was $218.5 million during the current period compared to $230.9 million during the first six months of 1994, a decrease of $12.4 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, amounted to $102.0 million for the first six months of 1995. In accordance with RDM procedures, deviations between revenue targets and actual sales revenue are either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $105.8 million for the first six months of 1995 was $3.7 million, which is recorded as a reduction to revenue. For the first six months of 1994, the Company recorded a reduction in revenues of $5.6 million.

With regard to the DSM goal achievement incentives provided for in the RDM agreement, the Company's performance during the first six months of 1995 and 1994 allowed it to record $.2 million of incentive related revenues.

The Company's performance during the remainder of 1995 will determine what, if any, additional RDM revenue adjustments may be recorded.

Revenues from sales to other utilities in the first six months of 1995 amounted to $1.2 million compared to $4.8 million a year ago. Such sales totaled 64,504 Mwh compared with 174,175 Mwh in the first six months of 1994. Because revenues from these sales are primarily a recovery of costs in accordance with applicable tariff regulations, they have little impact on the Company's annual earnings.

Gas operating revenues during the first six months of 1995 were $79.4 million compared to $107.2 million for the first six months of 1994, a decrease of $27.8 million. The components of the changes in gas operating revenues for the six months ended June 30, 1995 as compared to the same period in 1994 are as follows:

                                               (Millions of Dollars)
     Sales to firm customers:
       Base rates*                                   $ 2.0
       Gas cost recoveries                           (23.4)
       Sales volume changes                           (5.3)
             Subtotal                                (26.7)
     Sales to interruptibles                          (1.7)
     Sales for resale                                  (.1)
     Other operating revenue                            .7
          Total                                     $(27.8)


Firm gas sales amounted to 11,713 Mmcf during the first six months of 1995, a decrease of 12.3% from the 1994 level of 13,357 Mmcf. Gas revenues from firm customers were $75.0 million in the current period compared to $101.7 million during the first six months of 1994. Sales of interruptible gas for the first six months of 1995 amounted to 469 Mmcf, a decrease of 268 Mmcf from 1994. Revenues from these sales were $1.4 million as compared to $3.1 million for the same period of 1994.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas Marketing

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $10.0 million for the first six months of 1995 when compared to the $69.0 million recorded during the same period of 1994.

The components of the changes in electric energy costs are as follows:

                                               (Millions of Dollars)
     Prices paid for fuel and
       purchased power                               $( 4.2)
     Changes in kilowatt-hours
       generated or purchased                         ( 4.2)
     Deferred fuel charge                             ( 1.6)
          Total                                      $(10.0)

The average cost per kilowatt-hour generated and purchased was 2.47 cents in the first six months of 1995 and 2.64 cents for the same period of 1994.

Purchased gas costs for utility operations, excluding the cost of gas purchased for the Company's diversified activities which is discussed in this year-to-date comparison under the heading "Diversified Activities", were $40.5 million for the first six months of 1995 compared to $65.3 million for the comparable period of 1994.

The components of the change are as follows:


                                               (Millions of Dollars)

     Prices paid for gas suppliers*                  $(9.1)
     Gas sendout volume                              (10.4)
     Deferred fuel charges                           ( 5.3)
          Total                                     $(24.8)


          *Net of refunds received from gas suppliers

The average cost per Mcf purchased for the first six months of 1995, including transportation and storage costs, was $2.64 as compared to $3.38 for the same period of 1994.

Other Operating and Maintenance Expenses

The Company's total operation and maintenance expenses excluding fuel, purchased power and gas purchased for resale, decreased by $6.1 million compared to a year ago. Expenses from Diversified Activities accounted for $.5 million of this decrease, as described below. The decrease associated with utility operations was $5.6 million. This decrease is the result of recoverable Demand Side Management Cost which decreased $6.2 million when compared to the same period a year ago. Other operating and maintenance expense had a modest increase of $.6 million when compared to the same period of 1994.

Diversified Activities

Revenues from diversified activities increased by $78.5 million for the first six months of 1995 as compared to the same period of 1994. The increase is primarily the result of increased sales from gas marketing activities. While revenues from gas marketing activities were significantly higher during the first six months of 1995 as compared to the first six months of 1994, an extremely competitive market resulted in narrower profit margins during the current period. However, diversified earnings were enhanced by a $2.9 million gain realized as a result of the formation of the NORSTAR Partnership. These revenues were offset by increases in operating expenses for all diversified activities of $82.1 million, which is the result of increased gas purchases of $82.6 million, and offset by a decrease in depreciation, taxes and other operating expenses of $.5 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $6.4 million during the first six months of 1995 when compared to the first six months of 1994. This increase is primarily the result of the lower costs of the investigation and litigation involving former officers and others, as well as the impact of the gain realized on the formation of the NORSTAR Partnership.
                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


Regulatory Matters:


     NYPSC Report on Investigation

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for background on the NYPSC proceeding (Case 93-M-0849) investigating the operations and management of the Company. On July 6, 1995, the NYPSC issued an order stating that the issues of the amount, timing and allocation of New York ratepayer refunds as a result of the investigation in Case 93-M-0849 should be considered in the context of the Company's current electric base rate case, and ordered the consolidation of the two cases. Further information regarding the report of the NYPSC Staff on its investigation of the Company as well as the Company's current electric base rate case is contained under the caption "Rate Activities" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

     NJBPU Report on Investigation

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for background on the NJBPU proceeding investigating the operations and management of RECO. On November 3, 1993, the NJBPU commenced its periodic management audit (Docket No. EA900302-48) of RECO. The audit findings are contained in three reports which were issued by the NJBPU on July 7, 1995. Further information regarding the NJBPU investigation and audit is contained under the caption "Rate Activities" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

     New York Electric Base Rate Case

     Reference is made to the information contained under the caption "Rate Activities" in Part I, Item 2." Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for a description of the Company's electric base rate case filed with the NYPSC (Case 95-E-0491) on May 25, 1995. At a prehearing conference on June 15, 1995, Administrative Law Judge Vaughn established a schedule for this proceeding. Cross examination of the Company's direct case is scheduled for the week of August 28, 1995. Staff and other intervenors must file their direct testimony by October 5, 1995.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.2  By-Laws, as amended through June 29, 1995.

    10.30 Letter agreement dated April 6, 1995 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc.

     (b)  Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    ORANGE AND ROCKLAND UTILITIES, INC.
                                               (Registrant)




     Date:  August 10, 1995          By   ROBERT J. MCBENNETT
                                         Robert J. McBennett
                                         Treasurer and Controller





     Date:  August 10, 1995          By   JOHN T. FINNEGAN
                                         John  T. Finnegan
                                         Assistant Treasurer