Form 10-Q
period 1995-09-30
ORANGE & ROCKLAND UTILITIES INC
filed 1995-11-13
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    September 30, 1995

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

Common Stock - $5 Par Value                     13,653,613 shares
         (Class)                       (Outstanding at October 31, 1995)




                            TABLE OF CONTENTS





                                                                Page
     PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated Balance Sheets (Unaudited)
             at September 30, 1995 and December 31, 1994         1

             Consolidated Statements of Income (Unaudited)
             for the three months and nine months ended
             September 30, 1995 and September 30, 1994           3

             Consolidated Cash Flow Statements (Unaudited)
             for the nine months ended September 30, 1995
             and September 30, 1994                              4

             Notes to Consolidated Financial Statements          5

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 7


     PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings                                   17

     ITEM 6. Exhibits and Reports on Form 8-K                    18

     Signatures                                                  19

                           PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets (Unaudited)
                                       Assets
                                                              September 30, December 31,
                                                                  1995          1994
                                                                (Thousands of Dollars)
Utility Plant:
    Electric                                                   $  990,878   $  951,019
    Gas                                                           207,254      198,755
    Common                                                         56,243       55,445
           Utility Plant in Service                             1,254,375    1,205,219
    Less accumulated depreciation                                 422,028      398,584
           Net Utility Plant in Service                           832,347      806,635
    Construction work in progress                                  33,031       49,654
           Net Utility Plant                                      865,378      856,289

Non-utility Property:
    Non-utility property                                           32,907       34,585
    Less accumulated depreciation, depletion and amortization      13,908       13,977
           Net Non-utility Property                                18,999       20,608

Current Assets:
    Cash and cash equivalents                                       5,076       16,081
    Temporary cash investments                                          -        1,839
    Customer accounts receivable, less allowance for
      uncollectible accounts of $2,234 and $2,200                  56,749       44,105
    Accrued utility revenue                                        16,091       27,273
    Other accounts receivable, less allowance for
      uncollectible accounts of $170 and $209                      10,323       17,384
    Gas marketing accounts receivable, less allowance
      for uncollectible accounts of $112 and $327                  36,910       58,470
    Materials and supplies (at average cost)                       35,989       37,836
    Prepaid property taxes                                         31,569       19,327
    Prepayments and other current assets                           28,659       28,877
           Total Current Assets                                   221,366      251,192

Deferred Debits:
    Income tax recoverable in future rates                         69,829       73,261
    Extraordinary property loss - Sterling nuclear project          5,722       10,139
    Deferred Order No. 636 transition costs                         9,060       13,480
    Deferred revenue taxes                                         15,759       16,888
    Deferred pension and other postretirement benefits             10,610       10,505
    IPP settlements                                                40,195       17,821
    Unamortized debt expense (amortized over
      term of securities)                                          11,801       10,493
    Deferred Federal income taxes                                  32,790       34,645
    Other deferred debits                                          29,269       32,318
           Total Deferred Debits                                  225,035      219,550

           Total                                               $1,330,778   $1,347,639

The accompanying notes are an integral part of these statements.

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets (Unaudited)
                              Capitalization and Liabilities
                                                              September 30, December 31,
                                                                   1995         1994
                                                                 (Thousands of Dollars)
Capitalization:
    Common stock (13,653,605 and 13,652,913 shares
      outstanding)                                             $   68,268   $   68,265
    Premium on capital stock                                      133,607      133,595
    Capital stock expense                                          (6,118)      (6,116)
    Retained earnings                                             188,859      183,659
           Total Common Stock Equity                              384,616      379,403
    Non-redeemable preferred stock (428,443 shares
      outstanding)                                                 42,844       42,844
    Non-redeemable cumulative preference stock (12,544
      and 13,025 shares outstanding)                                  409          424
           Total Non-Redeemable Stock                              43,253       43,268
    Redeemable preferred stock (27,738 shares outstanding)          2,774        2,774
    Long-term debt                                                359,757      359,622
           Total Capitalization                                   790,400      785,067

Non-current Liabilities:
    Reserve for claims and damages                                  5,179        4,713
    Postretirement benefits                                        13,230       15,625
    Pension costs                                                  37,907       39,854
    Obligation under capital leases                                     -          275
           Total Non-current Liabilities                           56,316       60,467

Current Liabilities:
    Lease obligations due within one year                             407          518
    Long-term debt due within one year                                184       19,392
    Preferred stock to be redeemed within one year                  1,384        1,384
    Notes payable                                                  10,474            -
    Commercial paper                                               34,300       29,400
    Accounts payable                                               81,939       63,855
    Gas marketing accounts payable                                 35,911       71,913
    Dividends payable                                                 725          725
    Customer deposits                                               5,389        5,669
    Accrued Federal income and other taxes                          1,082        5,949
    Accrued interest                                                4,518        8,608
    Refunds to customers                                           15,063       10,265
    Other current liabilities                                      16,225       16,127
           Total Current Liabilities                              207,601      233,805

Deferred Taxes and Other:
    Deferred Federal income taxes                                 212,644      207,952
    Deferred investment tax credits                                16,490       17,109
    Accrued Order No. 636 transition costs                          9,060       13,480
    Accrued IPP settlement agreements                              17,500        8,000
    Refundable gas costs                                           10,076        7,554
    Refundable fuel costs                                           6,150       10,366
    Other deferred credits                                          4,541        3,839
           Total Deferred Taxes and Other                         276,461      268,300
           Total                                               $1,330,778   $1,347,639


The accompanying notes are an integral part of these statements.

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income (Unaudited)
                                                     Three Months        Nine Months
                                                    Ended Sept 30,      Ended Sept 30,
                                                    1995      1994      1995      1994
                                              (Thousands of Dollars)(Thousands of Dollars)
Operating Revenues:
  Electric                                        $138,039  $144,265  $353,985   $370,375
  Gas                                               14,533    12,411    93,943    119,646
  Electric sales to other utilities                    440     1,414     1,637      6,229
          Total Utility Revenues                   153,012   158,090   449,565    496,250
  Diversified activities                            78,894    79,776   339,547    261,973
          Total Operating Revenues                 231,906   237,866   789,112    758,223
Operating Expenses:
  Operations:
    Fuel used in electric production                20,927    22,278    54,772     68,845
    Electricity purchased for resale                15,069    14,019    40,209     36,438
    Gas purchased for resale                         7,046     6,080    47,561     71,352
    Non-utility gas marketing purchases             76,730    77,453   332,840    251,003
    Other expenses of operation                     33,097    37,084   100,685    110,080
  Maintenance                                        9,317    10,980    29,917     31,452
  Depreciation and amortization                      9,792     9,071    28,165     26,375
  Amortization of property losses                    1,540     1,416     4,621      4,247
  Taxes other than income taxes                     24,104    24,344    71,455     73,359
  Federal income taxes                               7,841     7,077    15,867     21,539
  Deferred Federal income taxes                      2,717     2,598     6,483        438
  Amortization of investment tax credit                (28)      (30)      (88)       (90)
          Total Operating Expenses                 208,152   212,370   732,487    695,038
Income from Operations                              23,754    25,496    56,625     63,185
Other Income and (Deductions):
  Investigation costs                               (1,535)   (1,722)   (3,542)    (7,731)
  Other - net                                           52       104     5,283        299
  Taxes other than income taxes                        (39)      (33)     (560)       (87)
  Federal income taxes                                 558       412     1,771      2,537
  Deferred Federal income taxes                        (26)      261    (2,100)       188
  Amortization of investment tax credit                177       178       531        536
       Total Other Income and (Deductions)            (813)     (800)    1,383     (4,258)
Income Before Interest Charges                      22,941    24,696    58,008     58,927
Interest Charges:
  Interest on long-term debt                         6,649     7,637    20,501     22,627
  Other interest                                     1,333       469     3,470      1,808
  Amortization of debt premium and expense-net         349       300     1,029        903
  Allowance for borrowed funds used during
    construction                                      (182)      (92)     (827)      (241)
          Total Interest Charges                     8,149     8,314    24,173     25,097
Net Income                                          14,792    16,382    33,835     33,830
Dividends on preferred and preference stock,
  at required rates                                    784       812     2,353      2,438
Earnings applicable to common stock               $ 14,008  $ 15,570  $ 31,482   $ 31,392

Avg. number of common shares outstanding (000's)    13,654    13,627    13,653     13,575

Earnings per average common share outstanding     $   1.03  $   1.14  $   2.31   $   2.31

Dividends declared per common share outstanding   $      -  $    -    $   1.93   $   1.90


The accompanying notes are an integral part of these statements.

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Cash Flow Statements (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                              1995          1994
                                                            (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                  $33,835       $33,830
Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization                             27,514        26,674
   Deferred Federal income taxes                              8,583           250
   Amortized investment tax credit                             (619)         (626)
   Deferred and refundable fuel and gas costs                (1,694)        7,822
   Allowance for funds used during construction                (853)         (330)
   Other non-cash charges                                     6,734         4,537
   Changes in certain current assets and liabilities:
      Accounts and gas marketing accounts receivable,
        net and accrued utility revenues                     27,159        21,108
      Materials and supplies                                  1,620          (547)
      Prepaid property taxes                                (12,242)      (11,383)
      Prepayments and other current assets                      218        (8,441)
      Operating and gas marketing accounts payable          (17,918)        6,328
      Accrued Federal Income and other taxes                 (4,867)       (1,642)
      Accrued interest                                       (4,090)       (4,740)
      Refunds to customers                                    4,798         1,353
      Other current liabilities                                (182)        8,820
   Other-net                                                (12,190)        3,098
Net Cash Provided from Operations                            55,806        86,111

Cash Flow from Investing Activities:
Additions to plant                                          (36,463)      (29,759)
Temporary cash investments                                    1,839            14
Allowance for funds used during construction                    853           330
Net Cash Used in Investing Activities                       (33,771)      (29,415)

Cash Flow from Financing Activities:
Proceeds from:
   Issuance of common stock                                       -         3,759
   Issuance of long-term debt                                44,048        55,000
Retirements of:
   Long-term debt                                           (63,441)      (55,721)
   Capital lease obligations                                   (386)         (357)
Net borrowings (repayments) under
   short-term debt arrangements*                             15,374       (40,955)
Dividends on preferred and common stock                     (28,635)      (28,185)
Net Cash  Used in Financing Activities                      (33,040)      (66,459)
Net Change in Cash and Cash Equivalents                     (11,005)       (9,763)
Cash and Cash Equivalents at Beginning of Period             16,081        14,256
Cash and Cash Equivalents at End of Period                  $ 5,076       $ 4,493


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
      Interest, net of amounts capitalized                  $26,247       $29,001
      Federal income taxes                                  $13,575       $15,229

* Debt with maturities of 90 days or less.

 The accompanying notes are an integral part of these statements.

             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 1995, the consolidated statements of income for the three month and nine month periods ended September 30, 1995 and 1994, and the consolidated cash flow statements for the nine month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 1995, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1994 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All significant intercompany balances and transactions have been eliminated.

4. Contingencies at September 30, 1995 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1994 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1994 Form 10-K Annual Report, except the status of legal proceedings and related regulatory matters is updated in Part II,
     Item 1. Legal Proceedings.

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. On September 8, 1994, the Company adopted a formal plan to sell the six radio broadcasting properties operated by a wholly owned indirect subsidiary, Atlantic Morris Broadcasting, Inc. ("AMB"), and AMB subsequently entered into contracts for the sale of the stations. The
     only sale yet to be finalized is WALL/WKOJ in Middletown, New York.    On
     September 15, 1995, the FCC dismissed a Petition for Reconsideration that had been filed with respect to the FCC's approval of this sale. However, on October 4, 1995, an Application for Review of the September 15, 1995 decision was filed and is pending. The Company filed its Opposition to Application for Review on October 19, 1995. The sale of the stations will not have a material effect on the Company's Consolidated Financial Statements.

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

9. During 1994, the Company negotiated settlement agreements with two of the three independent power producers ("IPP") scheduled to provide electric generating capacity and energy services to the Company in the late 1990's. On June 14, 1995, the Company entered into an agreement with the remaining IPP, Wallkill Generating Company, L.P. ("Wallkill Generating"), which was to construct and operate a gas-fired combined cycle generating facility and sell 95 Mw of capacity and associated energy to the Company. At September 30, 1995, $40.2 million of termination costs associated with these three settlement agreements have been deferred in accordance with regulatory accounting procedures pending a determination of the recoverability of the costs in rates. In January 1995, the New Jersey Board of Public Utility Commissioners ("NJBPU") authorized the recovery of $.9 million over a 12-month period ending December 31, 1995 for the portion of one of the settlement agreements applicable to New Jersey electric operations. Additional recovery of approximately $10.3 million applicable to New Jersey electric operations will be addressed in pending and future proceedings before the NJBPU. The recovery of the portion of termination costs applicable to New York operations, which amounted to approximately $29.2 million at September 30, 1995, will be addressed in the Company's electric base rate proceeding currently pending before the New York Public Service Commission ("NYPSC"). Management believes that the termination costs were prudently incurred and therefore should be fully recoverable in rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:
                             Financial Performance

The Company's consolidated earnings per average common share outstanding for the third quarter of 1995 were $1.03 as compared to $1.14 for the third quarter of 1994. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding were 13.7 million for the third quarter of 1995 and 13.6 million for the third quarter of 1994.

The current quarterly dividend rate of $.645 is equivalent to an annual dividend rate of $2.58 per share. Dividends declared during the twelve months ended September 30, 1995 amounted to $2.57 with a dividend payout ratio of 103.21% as compared to $2.53 a year ago with a payout ratio of 94.4%.

The return on average common equity for the twelve months ended September 30, 1995 was 8.99%, as compared to 9.67% for the twelve months ended September 30, 1994.
                        Capital Resources and Liquidity

At September 30, 1995, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $66.5 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $25.0 million at September 30, 1995, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments. The average daily balance of short-term borrowings for the nine months ended September 30, 1995 amounted to $34.7 million at an effective interest rate of 6.7% as compared to $30.4 million at an effective interest rate of 5.8% for the same period of 1994.
The level of temporary cash investments for the nine months ended
September 30, 1995 increased to an average daily balance of $8.3 million at an effective interest rate of 5.8% from $8.0 million at an effective interest rate of 3.6% for the same period of 1994.

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

On July 27, 1995, the New York State Energy Research and Development Authority ("NYSERDA") issued, on behalf of the Company, $44 million of variable rate Pollution Control Refunding Revenue Bonds due August 1, 2015 ("1995 Bonds"). The proceeds from the issuance of the 1995 Bonds, together with other Company funds, was used to refund, on August 20, 1995, the $44 million NYSERDA 9% Pollution Control Revenue Bonds, 1985 Series ("1985 Bonds") issued on behalf of the Company.

Two issues of First Mortgage Bonds matured on August 15, 1995; Orange and Rockland Utilities, Inc., $17 million Series H, 4 7/8% and Rockland Electric Company ("RECO"), a wholly-owned utility subsidiary of the Company, $2 million Series C, 4 5/8%.

                                Rate Activities

New York

Gas:

On January 16, 1992, the Company filed an application for an increase in gas rates with the NYPSC. The Settlement Agreement in that case, which was approved by the NYPSC on September 30, 1992 provided, among other things, for multi-year rate adjustments through 1996 and for certain gas incentives. The second adjustment to gas rates under the Settlement Agreement, which amounted to an increase of $3.8 million or 2.5%, was to become effective on January 1, 1994. As a result of the ongoing investigation of alleged financial improprieties, however, the increase was first extended to June 30, 1994 and then further extended to December 30, 1994. On November 4, 1994, the NYPSC issued an Order terminating the Settlement Agreement effective December 31, 1994. The Order denies the Company the opportunity for rate adjustments in the third and fourth years (1995 and 1996) of the four-year Settlement Agreement. However, the Order authorizes the Company to defer the second-stage rate adjustments and all previously authorized reconciliations pertaining to periods prior to December 31, 1994, pending review and audit by the NYPSC staff and the conclusion of the NYPSC's investigation of alleged financial improprieties. In addition, on February 7, 1995, the Accounting and Finance Division of the NYPSC issued an interpretation of the November 4, 1994 termination order which stated that the gas incentive mechanism related to the attainment of certain goals is no longer available. The Company did not contest this interpretation.

On October 2, 1995, the Company, the NYPSC Staff, and the New York State Consumer Protection Board, reached a settlement which resolves all outstanding issues relating to the NYPSC investigation of alleged financial improprieties. The settlement provides for, among other things, the
cancellation of the second stage gas base rate increase discussed above.   All
deferred balances resulting from expense reconciliations and deferral of the second stage rate adjustment are to be offset with an equal amount of deferred credits resulting from certain changes to depreciation approved as part of the original multi-year rate plan. In addition, the settlement provides for the recognition in gas rates of the change in accounting required by SFAS 106 - Employee Postretirement Benefits Other Than Pension. The annual cost increase due to gas operations as a result of SFAS 106 will be offset by an equal amount of deferred depreciation credits. While a majority of the participants have settled, it is being contested by certain parties. A final NYPSC decision is expected by April 1996.

Electric:

On June 10, 1994, the NYPSC issued an Order (the "June Order") which terminated the Company's January 1993 electric rate increase application. The June Order provided, among other things, for a reduction in the threshold for measuring excess earnings from 12.0% to 10.6% effective retroactively to January 1, 1994. All earnings in excess of 10.6% were to be deferred for future disposition pending the conclusion of the ongoing investigation.

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

On February 17, 1995, the Company submitted a compliance filing regarding the operation of the Revenue Decoupling Mechanism ("RDM"). The filing included a proposal to reduce the RDM Adjustment Factor from $7.7 million to $0 effective May 1, 1995 reflecting the completion of the recovery of an RDM undercollection applicable to the year 1993. This equates to a 2.3% annual reduction in revenue. In addition, the filing requested that a net RDM overcollection of $0.7 million for the year 1994 be retained by the Company as a future rate moderator, subject to NYPSC verification. On April 19, 1995, the NYPSC approved the proposals, and the reduction of $7.7 million in the RDM Adjustment Factor became effective on May 1, 1995.

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

On August 1, 1995, the NYPSC approved a Stipulation which provides for the early implementation of the Company's proposed annual rate reduction of $6.1 million. As a result, reduced rates became effective August 1, 1995, which will produce a revenue reduction of $3.8 million for the period August 1, 1995 - March 31, 1996. The Stipulation also increased the excess earnings threshold from 10.6% to 11.3%, with equal sharing of earnings above 11.3% between shareholders and ratepayers for the period January 1, 1995 through March 31, 1996.

The revenue reduction will be offset by the deferred revenue associated with the 1994 electric earned return on equity in excess of 10.6% and the customers' share of earnings under the new sharing mechanism effective
January 1, 1995. A NYPSC action regarding permanent rates is expected for rates effective April 1, 1996. The Stipulation also provides that the Company will withdraw its September 19, 1994 appeal to the Supreme Court of New York challenging the June Order.

Other:

On November 10, 1994, the Company filed with the NYPSC, a quantification of the rate-making effects of its ongoing investigation into prior financial improprieties. The Company requested that the NYPSC approve a refund of approximately $3.4 million to its New York electric and gas customers. This amount would be in addition to the $369,000 already refunded by the Company.

This amount was charged to operations in the fourth quarter of 1994. The NYPSC then instituted a proceeding (Case 93-M-0849) to provide the opportunity for other parties, including the NYPSC Staff which was conducting an independent investigation of the Company, to be heard on this matter. On
July 6, 1995, the NYPSC issued an order stating that the issues of the amount, timing and allocation of New York ratepayer refunds as a result of the investigation in Case 93-M-0849 should be considered in the context of the Company's current electric base rate case and ordered the consolidation of the two cases.

On October 2, 1995, the Company, the NYPSC Staff and the New York State Consumer Protection Board reached a settlement which resolves all outstanding issues relating to the NYPSC investigation of alleged financial improprieties. The settlement provides for a total of $8.5 million in rate relief for the Company's New York customers. The amount attributable to electric operations is $6.5 million and the amount attributable to gas operations is $2.0 million. The full impact of the settlement is reflected in the Company's results of operations after recording a charge of approximately $2.2 million during the third quarter of 1995. A final NYPSC decision is expected by April 1996. The Company is unable to predict the final results of this proceeding and what modification, if any, will be made to the amount proposed to be refunded.

New Jersey

Under an agreement with the NJBPU to return to customers any funds found to be misappropriated or otherwise questionable as a result of its investigation of certain Company officers and former employees, RECO refunded to New Jersey ratepayers $93,000 through reductions in the applicable fuel adjustment charges in February and March 1994. In December 1994, RECO submitted a proposal to the NJBPU to refund an additional $704,000. By order dated January 27, 1995, the NJBPU approved this proposal and the refund was made in February 1995.

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

The final Management Audit, Ethics Review, and Oversight Ethics Review reports were approved by the NJBPU on July 7, 1995. The Oversight Ethics Review report acknowledges that the NJBPU has approved refunds to the Company's
New Jersey customers and generally comments favorably about the changes instituted by the Company. The Company recorded an additional charge of $600,000 to operations during the third quarter of 1995. The NJBPU investigation into these matters is continuing and the Company is unable to predict what modification, if any, will be made to the amount refunded.

                             QUARTERLY COMPARISON

Earnings per average common share outstanding for the third quarter of 1995 amounted to $1.03 per share as compared to $1.14 per share for the third quarter of 1994.

The results largely reflect the decrease in revenues associated with the customer refund provisions described in the Rate Activities section under the caption "Other" as well as the performance of the Company's diversified operations during the current quarter compared with the same period a year ago. Partially offsetting this, however, were higher electric sales resulting from the unusually warm summer weather, coupled with the Company's ability to reduce operating and interest expenses in its core utility business.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $5.1 million in the third quarter of 1995 as compared to the same quarter of 1994.

Electric operating revenues during the current quarter were $138.5 million as compared to $145.7 million for the third quarter of 1994, a decrease of $7.2 million. The components of the changes in electric operating revenues for the quarter ended September 30, 1995 as compared to the same quarter of 1994 are as follows:
                                         (Millions of Dollars)
     Retail sales:
        Base Revenues*                          $ (3.7)
        Fuel cost recoveries                        .3
        Sales volume changes                       5.9
           Subtotal                                2.5
     Sales for resale                             (1.0)
     Other operating revenue:
        RDM revenue reconciliation
          and DSM incentives                      (4.2)
        Customer refund provision                 (3.6)
        Other                                     ( .9)
             Total                              $ (7.2)

     *Includes miscellaneous surcharges and revenue tax recoveries.

Actual total sales of electric energy to retail customers during the third quarter of 1995 were 1,310,370 megawatt hours ("Mwh"), compared with 1,242,025 Mwh during the comparable period a year ago. This increase is attributable to warmer weather, which resulted in the Company experiencing record peak demands on seven separate occasions during the summer. Before reflecting the effect of the RDM and the DSM incentives in the Company's New York jurisdiction, electric revenues associated with these sales were $147.7 million during the current quarter compared to $145.2 million during the third quarter of 1994, an increase of $2.5 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, net of fuel and taxes, amounted to $67.3 million for the third quarter of 1995. In accordance with RDM procedures, deviations between revenue targets and actual sales revenue are either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $74.6 million for the third quarter of 1995 was $7.3 million, which was recorded as a reduction to revenues. In the third quarter of 1994, the Company recorded $3.2 million as a reduction to revenue.

With regard to the DSM goal achievement incentives, the Company's performance during the third quarter of 1995 allowed it to record $.1 million of incentive
income.    In 1994 the Company recorded $.2 million for the third quarter.

The Company's performance during the remainder of 1995 will determine what, if any, RDM revenue adjustments may be recorded.

Revenues from sales to other utilities in the third quarter of 1995 amounted to $.4 million, a decrease of $1.0 million from a year ago. Sales to such utilities totaled 20,406 Mwh, compared with 64,500 Mwh in the third quarter a year ago. Because revenues from these sales are primarily a recovery of costs in accordance with applicable tariff regulations, they have little impact on the Company's annual earnings.

Gas operating revenues during the quarter were $14.5 million compared to $12.4 million for the third quarter of 1994, an increase of $2.1 million. The components of the changes in gas operating revenues for the quarter ended September 30, 1995 as compared to the same quarter of 1994 are as follows:

                                               (Millions of Dollars)

     Sales to firm customers:
          Base revenues*                          $      -
          Gas cost recoveries                         ( .2)
          Sales volume changes                           -
            Subtotal                                  ( .2)
     Sales to interruptibles                           1.8
     Other operating revenue                            .5
            Total                                 $    2.1

     * Includes miscellaneous surcharges and revenue tax recoveries.

Gas sales to firm customers during the third quarter of 1995 totaled 1,556 million cubic feet ("Mmcf"), compared with 1,581 Mmcf during the same period a year ago. Gas revenues from firm customers were $11.0 million, compared with $11.2 million in the third quarter of 1994. The revenue decline results from the recovery of lower gas costs as well as the lower sales compared with the same period a year ago.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas
Marketing

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $.3 million during the third quarter of 1995 when compared to the same quarter of 1994. The components of the change are as follows:
                                               (Millions of Dollars)

     Prices paid for fuel and purchased power       $ ( .6)
     Changes in kilowatt-hours generated
       or purchased                                     .5
     Deferred fuel charge                             ( .2)
          Total                                     $ ( .3)

Purchased gas costs for utility operations were $7.0 million in the third quarter of 1995 compared to $6.1 million in 1994, an increase of $.9 million.

The components of the changes in purchased gas costs are as follows:

                                               (Millions of Dollars)

     Prices paid for gas supplies*                    $( .3)
     Gas sendout volume                                 6.7
     Deferred fuel charges                             (5.5)
          Total                                       $  .9

     *Net of refunds received from gas suppliers.


Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses excluding fuel, purchased power and gas purchased for resale for the third quarter, decreased by $4.2 million compared with the same period in 1994. The decrease in expenses associated with utility operating expenses amounted to $4.8 million. The change in diversified operation and maintenance expenses was an increase of $.6 million.

The decrease in other utility operation and maintenance expense is the result of a decrease in operation expenses of $3.4 million, of which $3.3 million is attributable to Demand Side Management costs, a decrease in other taxes of $.3 million and a decrease in maintenance of $1.7 million. These decreases were offset by increases in depreciation and amortization expense of $.3 million and Federal income taxes of $.3.

Diversified Activities

The Company's diversified activities consist of gas marketing and land development businesses conducted by wholly owned non-utility subsidiaries.

Revenues from diversified activities decreased by $.9 million for the third quarter of 1995 as compared to the same quarter of 1994. The decrease in operating expenses for all diversified activities of $.1 million is the result of decreased gas purchases of $.7 million offset by increased operation expenses of $.6 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $.2 million during the third quarter of 1995 when compared to the same quarter of 1994. The increase is primarily the result of the lower costs associated with the litigation involving former officers and others compared to a year ago and lower interest costs.

                            YEAR TO DATE COMPARISON

Earnings per average common share outstanding for the nine months ended September 30, 1995 and 1994 both amounted to $2.31 per share. Although earnings are the same as the previous year, the results largely reflect the decrease in revenues associated with the customer refund provisions described in the Rate Activities section under the caption "Other" as well as the adverse performance of the Company's diversified operations during the current year compared with last year. Partially offsetting this were higher electric sales resulting from the unusually warm summer weather, coupled with the Company's ability to reduce operating and interest expenses in its core utility business. Additionally, the current period earnings reflect the impact of the gain realized from the formation of the NORSTAR Partnership and lower investigation and litigation costs.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $46.7 million for the first nine months of 1995 as compared to the same period of 1994.

Electric operating revenues during the current period were $355.6 million as compared to $376.6 million for the comparable period of 1994, a decrease of $21.0 million. The components of the changes in electric operating revenues for the nine months ended September 30, 1995 as compared to the same period in 1994 were as follows:

                                               (Millions of Dollars)
     Retail sales:
       Base rates*                                    $(8.9)
       Fuel cost recoveries                            (5.4)
       Sales volume changes                             4.4
             Subtotal                                  (9.9)
     Sales for resale                                  (4.6)
     Other operating revenues:
       RDM revenue reconciliation
        and DSM incentives                             (2.3)
       Customer refund provision                       (3.6)
       Other                                           ( .6)
          Total                                      $(21.0)


     *Includes miscellaneous surcharges and revenue tax recoveries.

Actual total sales of electric energy to retail customers during the first nine months of 1995 were 3,446,899 Mwh, compared with 3,392,044 Mwh during the comparable period a year ago. Before reflecting the effect of the RDM and the DSM incentives in the Company's New York jurisdiction, electric revenue associated with these sales was $366.2 million during the current period compared to $376.1 million during the first nine months of 1994, a decrease of $9.9 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, amounted to $169.3 million for the first nine months of 1995. In accordance with RDM procedures, deviations between revenue targets and actual sales revenue are either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $180.4 million for the first nine months of 1995 was $11.1 million, which is recorded as a reduction to revenue. For the first nine months of 1994, the Company recorded a reduction in revenues of $8.8 million.

With regard to the DSM goal achievement incentives provided for in the RDM agreement, the Company's performance during the first nine months of 1995 and 1994 allowed it to record $.3 million of incentive related revenues.

The Company's performance during the remainder of 1995 will determine what, if any, additional RDM revenue adjustments may be recorded.

Revenues from sales to other utilities in the first nine months of 1995 amounted to $1.6 million compared to $6.2 million a year ago. Such sales totaled 84,910 Mwh compared with 238,675 Mwh in the first nine months of 1994. Because revenues from these sales are primarily a recovery of costs in accordance with applicable tariff regulations, they have little impact on the Company's annual earnings.

Gas operating revenues during the first nine months of 1995 were $93.9 million compared to $119.6 million for the first nine months of 1994, a decrease of $25.7 million. The components of the changes in gas operating revenues for the nine months ended September 30, 1995 as compared to the same period in 1994 are as follows:

                                               (Millions of Dollars)
     Sales to firm customers:
       Base rates*                                   $ 2.0
       Gas cost recoveries                           (23.6)
       Sales volume changes                           (5.4)
             Subtotal                                (27.0)
     Sales to interruptibles                             -
     Sales for resale                                  (.1)
     Other operating revenue                           1.4
          Total                                     $(25.7)

     *Includes miscellaneous surcharges and revenue tax recoveries.

Firm gas sales amounted to 13,268 Mmcf during the first nine months of 1995, a decrease of 11.2% from the 1994 level of 14,937 Mmcf. Gas revenues from firm customers were $85.9 million in the current period compared to $112.9 million during the first nine months of 1994. Sales of interruptible gas for the first nine months of 1995 amounted to 1,273 mcf, an increase of 440 Mmcf from 1994. Revenues from these sales were $3.5 million for 1995 and 1994.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas Marketing

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $10.3 million for the first nine months of 1995 when compared to the $105.3 million recorded during the same period of 1994.

The components of the changes in electric energy costs are as follows:

                                               (Millions of Dollars)
     Prices paid for fuel and
       purchased power                               $( 5.0)
     Changes in kilowatt-hours
       generated or purchased                         ( 3.4)
     Deferred fuel charge                             ( 1.9)
          Total                                      $(10.3)

Purchased gas costs for utility operations, excluding the cost of gas purchased for the Company's diversified activities which is discussed in this year-to-date comparison under the heading "Diversified Activities", were $47.6 million for the first nine months of 1995 compared to $71.3 million for the comparable period of 1994.

The components of the change are as follows:
                                               (Millions of Dollars)

     Prices paid for gas suppliers*                 $( 7.9)
     Gas sendout volume                              ( 5.0)
     Deferred fuel charges                           (10.8)
          Total                                     $(23.7)


          *Net of refunds received from gas suppliers

Other Operating and Maintenance Expenses

The Company's total operation and maintenance expenses excluding fuel, purchased power and gas purchased for resale, decreased by $10.3 million compared to a year ago. Expenses from Diversified Activities increased $.2 million as described below. The decrease associated with utility operations was $10.5 million.

The decrease in other utility operation and maintenance expense is the result of a decrease in operation expenses of $9.5 million, which is attributable to Demand Side Management costs, a decrease in other taxes of $1.7 million and a decrease in maintenance costs of $1.5 million. These decreases were offset by increases in depreciation and amortization of $1.0 million and Federal income taxes of $1.2 million.

Diversified Activities

Revenues from diversified activities increased by $77.6 million for the first nine months of 1995 as compared to the same period of 1994. The increase is primarily the result of increased sales from gas marketing activities. While revenues from gas marketing activities were significantly higher during the first nine months of 1995 as compared to the first nine months of 1994, an extremely competitive market resulted in narrower profit margins during the current period. However, diversified earnings were enhanced by a $2.9 million gain realized as a result of the formation of the NORSTAR Partnership. These revenues were offset by increases in operating expenses for all diversified activities of $82.0 million, which is the result of increased gas purchases of $81.8 million and an increase in depreciation, taxes and other operating expenses of $.2 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $6.6 million during the first nine months of 1995 when compared to the first nine months of 1994. This increase is primarily the result of the lower costs of the investigation and litigation involving former officers and others, as well as the impact of the gain realized on the formation of the NORSTAR Partnership and lower interest rates.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and to Part II, Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 for a description of a criminal action brought against James F. Smith, a former Director and former Chief Executive Officer of the Company, by the Rockland County (New York) District Attorney. As noted therein, a Rockland County Grand Jury indictment charged Mr. Smith with 15 felony counts of grand larceny, seven counts of falsifying business records and two misdemeanor counts of petit larceny. On August 15, 1995, Mr. Smith was acquitted of the charges in a non-jury trial.

     In a related matter, the Company was served on September 19, 1995 with an Amended Summons and First Amended Complaint in an action filed in the United States District Court for the Southern District of New York by James F. Smith. Named defendants are former Rockland County District Attorney Kenneth Gribetz, the Office of the Rockland County District Attorney, the Company, "John and Jane Does" (identified in the complaint as certain directors of the Company and/or members of the Special Committee of the Board and referred to in the Complaint as the "Defendant Directors"), Edwin Stier and Stier, Anderson & Malone.

     In the Complaint, Mr. Smith alleges the following three causes of action: (i) the violation by Mr. Gribetz and the District Attorney's office of Mr. Smith's federal constitutional rights to fair trial and due process of law; (ii) malicious prosecution by the Company, Defendant Directors and Mr. Stier in that these defendants caused the arrest and criminal prosecution of Mr. Smith; and (iii) abuse of process by the Company, Defendant Directors and Mr. Stier in that they were responsible for the arrest, indictment and prosecution of Mr. Smith. Mr. Smith seeks $25 million in damages, special damages and punitive damages, attorney fees and other costs on each count.
A scheduling conference has been set for November 9, 1995 before Judge William
C. Conner.


Regulatory Matters:

     NYPSC Report on Investigation

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and to Part II, Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 for background on the New York Public Service Commission ("NYPSC") proceeding investigating the operations and management of the Company. On October 2, 1995, the Company, NYPSC Staff and the New York State Consumer Protection Board reached a settlement regarding all outstanding issues relative to the NYPSC investigation of alleged financial improprieties. The Company is unable to predict the final results of this proceeding and what modification, if any, will be made to the amount proposed to be refunded. Further information regarding the proposed settlement is contained under the caption "Rate Activities" in
Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report on Form 10-Q.

     NJBPU Report on Investigation

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and to Part II, Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 for background on the NJBPU proceeding investigating the operations and management of RECO. Further information regarding the NJBPU investigation and audit is contained under the caption "Rate Activities" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report on Form 10-Q.

     New York Electric Base Rate Case

     Reference is made to the information contained under the caption "Rate Activities" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for background on the Company's electric base rate case filed with the NYPSC (Case 95-E-0491) on May 25, 1995. Cross-examination in this case is scheduled for the week of November 8, 1995.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.31 Letter agreement dated September 21, 1995 between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs regarding participation in the Officer's Supplemental Retirement Plan of Orange and Rockland Utilities, Inc.

     10.32 Severance Agreement dated October 18, 1995 between Orange and Rockland Utilities, Inc. and D. Louis Peoples.

     10.33 Severance Agreement dated October 18, 1995 between Orange and Rockland Utilities, Inc. and R. Lee Haney.

     10.34 Severance Agreement dated October 18, 1995 between Orange and Rockland Utilities, Inc. and G. D. Caliendo.

     10.35 Severance Agreement dated October 18, 1995 between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs.


     (b)  Reports on Form 8-K

     None.




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    ORANGE AND ROCKLAND UTILITIES, INC.
                                               (Registrant)




     Date:  November 13, 1995      By   ROBERT J. MCBENNETT
                                        Robert J. McBennett
                                        Treasurer and Controller





     Date:  November 13, 1995       By  JOHN T. FINNEGAN
                                        John  T. Finnegan
                                        Assistant Treasurer