Form 10-K
period 1995-12-31
ORANGE & ROCKLAND UTILITIES INC
filed 1996-03-22
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                            FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
        For the fiscal year ended   December 31, 1995

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

      At February 29, 1996, the approximate aggregate market value of the voting stock held by nonaffiliates of the registrant was $494,223,873*

      At February 29, 1996, the registrant had 13,653,741 shares of Common Stock ($5 par value) outstanding.

                                                            (Continued)

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K

                       (Continued from first page)

                   ORANGE AND ROCKLAND UTILITIES, INC.
        (Exact name of registrant as specified in its charter)



Documents incorporated by reference:
   Annual Report to Shareholders for the year ended December 31, 1995 incorporated in Part I, Part II and Part IV to the extent described therein.
   The Company's definitive Proxy Statement in connection with the 1996
    Annual Meeting of Common Shareholders incorporated in Part III to the extent described therein.

* For purposes of this calculation, it is assumed that only directors and officers of the registrant are affiliates of the registrant.


























10K-95.wp

                               TABLE OF CONTENTS

                                                                          Page


PART I
Item  1.  Business
          General Development of Business                                   1
          Financial Information about Industry Segments                     1
          Narrative Description of Business:                                1
              Principal Business                                            1
              Investigation and Litigation                                  2
              Electric Operations                                           3
              Gas Operations                                                8
              Diversified Activities                                       10
              Construction Program and Financing                           12
              Regulatory Matters                                           14
              Utility Industry Risk Factors                                18
              Competition                                                  19
              Marketing                                                    19
              Environmental Matters                                        20
              Research and Development                                     23
              Franchises                                                   23
              Employee Relations                                           24
Item  2.  Properties                                                       25
Item  3.  Legal Proceedings                                                27
Item  4.  Submission of Matters to a Vote of Security Holders              33

Executive Officers of the Registrant                                       34

PART II
Item  5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters                                            36
Item  6.  Selected Financial Data                                          36
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            36
Item  8.  Financial Statements and Supplementary Data                      37
Item  9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                         37

PART III
Item 10.  Directors and Executive Officers of the Registrant               37
Item 11.  Executive Compensation                                           37
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                                 37
Item 13.  Certain Relationships and Related Transactions                   37

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                     38

Signatures                                                                 45

Report of Independent Public Accountants on Financial
 Statement Schedules                                                       47

Consent of Independent Public Accountants                                  47

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

      The Company has two wholly owned utility subsidiaries, Rockland Electric Company ("RECO"), a New Jersey corporation, and Pike County Light & Power Company ("Pike"), a Pennsylvania corporation. The Company has three wholly owned non-utility subsidiaries, Clove Development Corporation ("Clove"), a New York corporation, O&R Development, Inc. ("ORD"), a Delaware corporation and O&R Energy Development, Inc. ("ORED"), a Delaware corporation. ORED sold all of its oil and gas interests effective December 31, 1995 and has ceased operations. RECO has a wholly owned non-utility subsidiary, Saddle River Holdings Corp. ("SRH"), a Delaware corporation. SRH has two wholly owned non-utility subsidiaries, NORSTAR Holdings, Inc. ("NHI") (formerly O&R Energy, Inc.) and Atlantic Morris Broadcasting, Inc. ("AMB"), both Delaware corporations. AMB sold all of its broadcasting properties during 1995 and has ceased operations. NHI has two wholly owned non-utility subsidiaries, Millbrook Holdings, Inc. ("Millbrook") and NORSTAR Management, Inc. ("NMI"), both Delaware corporations. NMI is the sole general partner of a Delaware limited partnership, NORSTAR Energy Limited Partnership ("NORSTAR Partnership"). NORSTAR Partnership is the majority owner of NORSTAR Energy Pipeline Company, L.L.C. ("NORSTAR LLC"), a Delaware limited liability company. The businesses of the non-utility subsidiaries are described under the subheading "Diversified Activities" in this Item 1.

Financial Information about Industry Segments:

      Consolidated financial information regarding the Company's principal business segments, Electric Operations, Gas Operations and Diversified Activities is contained in Note 13 of the Notes to Consolidated Financial Statements - "Segments of Business" on page 32 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

      As of December 31, 1995, the Company and its utility subsidiaries furnished electric service to approximately 263,000 customers in 96 communities with an estimated population of 671,000 and gas service to approximately 112,000 customers in 57 communities with an estimated population of 474,000. There have been no significant changes in either the population of the Company's service territory or in the number of customers served since December 31, 1994. At that time, electric service was provided to approximately 260,000 customers in 96 communities with an estimated population of 666,000 and gas service was provided to approximately 111,000 customers in 57 communities with an estimated population of 470,000. At December 31, 1995 and 1994, 95% of the Company's residential gas customers used gas as their major source of space heating fuel. While the territory served is predominantly residential, the Company and its utility subsidiaries also serve a number of commercial and industrial customers in diversified lines of business activities from which significant electric and gas revenues are derived. No single customer accounts for more than 10% of either gas or electric sales. The business of the Company and its utility subsidiaries is seasonal to the extent that sales of electricity are higher during the summer, mainly due to air conditioning requirements, and sales of gas are greater in the winter months, primarily as a result of space heating requirements.

Investigation and Litigation

      On August 16, 1993, the Rockland County, New York District Attorney (the "District Attorney") charged a then Vice President of the Company with grand larceny, commercial bribery and making illegal political contributions and commenced a related investigation of the Company. Two other former employees who had reported to the Vice President were also charged with grand larceny. The events which followed these actions included the formation of a special committee of the Company's Board of Directors and the conduct of an independent investigation under the supervision of that committee, investigations conducted by both the District Attorney and various utility regulatory agencies, various legal actions brought both by and against the Company (most of which have been settled), the refund of misappropriated funds to the Company's customers, and effects on the Company's rate filings.

      The Company continues to pursue a lawsuit and arbitration proceeding against a former officer to recover misappropriated funds and other costs attributable to any wrongdoing and the related investigations. Related lawsuits by the former officer are also pending.

      Details concerning these events, including their effect on the Company's rate proceedings and results of operations, are contained in the "Review of the Company's Results of Operations and Financial Condition" under the captions "Financial Performance," "Rate Activities" and "Other Income and Deductions and Interest Charges" and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Investigation and Related Litigation" beginning on pages 11 and 29, respectively, of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Item 3, "Legal Proceedings", of this Form 10-K Annual Report.

Electric Operations

      Generating Capacity and Purchased Power.  As described more fully in
Item 2 of this Form 10-K Annual Report under the subheading "Electric Generating Facilities", the capacity of the Company's plants provides the Company with a net generating capacity of 981 megawatts ("Mw") in the summer and 993 Mw in the winter. Additionally, the Company purchases capacity, as more fully described below, to satisfy its reserve requirements, as well as any demand in excess of its installed capacity. The electric energy which RECO and Pike distribute to their customers is supplied by the Company. The maximum historical one-hour demand for the Company and its utility subsidiaries occurred on July 15, 1995 and was 1,068 Mw.

      In addition to the energy produced at its generating facilities, the Company, through various transmission interconnections, purchases both capacity and energy when needed to meet load and reserve requirements and also when such power is available at a price lower than the cost of production.
The Company maintains transmission interconnections with Central Hudson Gas and Electric Corporation ("Central Hudson"), Public Service Electric and Gas Company ("PSE&G") and Consolidated Edison Company of New York, Inc. ("Con Ed"). Through these interconnections, and as a member of the New York Power Pool ("NYPP"), the Company can exchange power directly with the above utilities and, through the facilities of other members of the NYPP, the Company can exchange power with all members of the NYPP and with utilities in pools in neighboring states. In addition, members of the NYPP are able to coordinate inter-utility transfers of bulk power in order to achieve economy and efficiency, cooperate in long range planning of generation and transmission facilities, coordinate inter-utility operating and emergency procedures to assure reliable, adequate and economic electric service throughout the state and provide for the equitable sharing of the resulting benefits and costs. Through the NYPP control center, the Company is able to purchase power in order to optimize its generation-interchange mix, using the lowest cost energy available to the Company in the interconnected system. By agreement with the NYPP, the Company must maintain capacity reserves including firm capacity purchases of not less than 18% of its peak load.

      During 1995, the Company had agreements in place for both capacity and energy purchases. Capacity purchases included an agreement with PSE&G which provided between 75 Mw and 225 Mw of capacity, an agreement with Pennsylvania Power & Light Company ("PP&L") which provided between 10 Mw and 50 Mw of capacity, an agreement with the New York Power Authority ("NYPA") for 25 Mw of year-round capacity from the Blenheim-Gilboa pumped storage facility (the "Gilboa Facility") and an agreement with North American Energy Conservation, Inc. ("NAEC") which provided for 100 Mw of capacity.

      During 1995 the Company met approximately 40% of its overall power requirements by aggressively pursuing economic power purchases. These purchases, which were primarily made pursuant to short-term purchase agreements and interchange agreements, resulted in lower costs to the Company's customers. During 1995, the Company could have generated all of its customers requirements more than 99% of the time. At the time of the 1995 peak demand, the Company's installed capacity could have satisfied 94% of its power requirements. The use of purchased power under these circumstances reflects the Company's policy of supplementing its electric generation with purchased power not only when needed to meet load requirements but also when such power is available at a cost lower than the cost of production.

      Information regarding future power supply, particularly the status of capacity purchase contracts with Independent Power Producers and Qualifying Facilities, is contained under the caption "Future Energy Supply and Demand" in this Item 1.

      Fuel Supply. The Company's 981 Mw summer generating capacity is available from the following fuel sources:

                                  Coal,
                         Oil       Oil                 Gas
     Plant*             & Gas     & Gas     Hydro    Turbine     Total

                                    (Megawatts)
    Lovett Plant
      Unit 3             63.0                                    63.0
      Units 4 & 5                 399.6                         399.6

    Hydro Plants
      Swinging Bridge,
      Mongaup, Rio and
      Grahamsville                          43.8                 43.8

    Gas Turbine Plants
      Hillburn and
      Shoemaker                                       74.0       74.0

    Bowline Point Plant
      Units 1 & 2       400.6                                   400.6
                        463.6     399.6     43.8      74.0      981.0
                        =====     =====     ====      ====    =======

    *For a description of the Company's generating plants, see "Electric Generating Facilities" in Item 2 of this Form 10-K Annual Report.

     The availability and cost of fuels and the Company's choice of fuel in any particular circumstance are affected by a number of factors, the majority of which are beyond the control of the Company. These factors include the domestic and international fuel supply situation, environmental regulations, conservation measures and the availability of alternative fuels. The Company's principal generating plants use natural gas, coal or oil as their primary fuels. The Company has reduced its dependence on oil through the use of coal as the primary fuel for the Lovett Plant's two largest generating units, the burning of increased volumes of natural gas in its boilers and the purchase of power from other systems.

      Electricity available for sale is a mix of Company generation by various fuel types, supplemented by purchased power when such power is available at a price lower than the price of generation or is needed to meet load requirements. Details for the years 1991 through 1995 are as follows:

                                 1991    1992    1993   1994    1995
     Gas                          22%     21%    16%     23%     23%
     Coal                         36      33     33      36      27
     Oil                          14      10      5       6       7
     Hydro                         3       3      4       3       3
     Purchased Power              25      33     42      32      40

            Total                100%    100%   100%    100%    100%
                                 ====    ====   ====    ====    ====


      Gas - Natural gas is used as an alternative fuel for electric generation when it is available and economic. Substantially all of the gas used in electric generation is acquired through spot market purchases. During 1995, the Company was able to use significant volumes of natural gas for boiler fuel at both its Lovett Plant and the Bowline Point Plant. It also expects to be able to use natural gas in the Lovett Plant and the Bowline Point Plant during 1996, whenever such gas is more economical than alternative fuels. In 1995, the Company used 4.3 billion cubic feet ("Bcf") and 8.3 Bcf of gas, respectively, at the Lovett Plant and the Bowline Point Plant.

      Coal - The low sulfur coal (1.0 lbs. SO2 per million British Thermal Unit ("MMBTU")) used in Lovett Plant Units 4 and 5 is supplied to the Company primarily through a long term contract with Massey Coal Sales, Inc. and a short-term contract with James River Coal Sales Co. The Company has the right, under the coal purchase contracts, to suspend the purchase of coal if alternative fuel sources become less expensive. The coal is low in ash (typically 7%) and high in BTU content (26 MMBTU's per ton). During 1995 coal was the predominant fuel burned at the Lovett Plant, and the Company expects it to be the predominant fuel burned during 1996. Information regarding the Company's coal supply contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Coal Supply Contracts" on page 30 of the 1995 Annual Report to Shareholders which material is incorporated by reference in this Form 10-K Annual Report.

      Oil - The Company does not anticipate purchasing any significant quantity of fuel oil for its Lovett Plant. Con Ed has undertaken the supply of #6 fuel oil (0.37% maximum sulfur content by weight) to the Bowline Point Plant, which is supplied under a contract between Con Ed and the Company. Pursuant to that contract, Con Ed has also undertaken to provide a backup oil supply for the Company's Lovett Plant under certain conditions. The Company believes that it will be able to secure sufficient oil supplies to meet the total requirements of #6 fuel oil for the calendar year 1996.

      Hydro - Water for the operation of the Company's Mongaup River Hydro Plants is controlled by the Company through the ownership of the necessary land in fee or through easements. In the case of the Grahamsville Plant, water is obtained under contract with the City of New York Board of Water Supply. This contract, which expires in 2005, entitles the Company to 8.1 Bcf of free water each year. In 1995, the total amount of water used was 16.8 Bcf. Of this total, 8.7 Bcf was billed at varying rates based on an average cost of all fuels used in power generation.

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

      Additional information regarding fuel and purchased power costs, including a description of the fuel adjustment clauses contained in the Company's tariff schedules, is contained in the 1995 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Electric Energy Costs" on page 13 and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Fuel Costs" on page 23, which information is incorporated by reference in this Form 10-K Annual Report.

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

      The Demand Side Management ("DSM") program involves efforts to control electric peak demand and energy usage, and addresses the need to improve plant utilization by making customer demand more complementary over time to the available capacity. DSM programs are available to all market segments. Through December 31, 1995, DSM efforts have reduced the annual need for increased generating capacity and energy by 131.4 Mw and 234,845 Mwh, respectively, both through programs administered by the Company and by RECO as well as through contracts with outside energy service companies pursuant to the competitive bidding program. The costs of DSM programs are recoverable on a current basis in both the New York and New Jersey service territories. Additional information regarding the recovery of DSM costs, including the Company's achievement of certain DSM related goals and their impact on the 1995 results of operations is contained under the captions "Electric Operating Revenues and Sales" and "Other Utility Operating Expenses and Taxes" in the "Review of the Company's Results of Operations and Financial Condition" on pages 12 and 14, respectively, of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

      The Company's Supply Side Management program involves the acquisition of future increments of capacity and energy as needed to meet anticipated load and reserve requirements and, in particular, to reduce the cost of electricity to the Company's customers. With regard to future purchases of capacity, contracts are in place with the NYPA, NAEC and PSE&G. The NYPA agreement for firm purchases from the Gilboa Facility, which provides for 25 Mw of year-round capacity, will be in effect through April 2015. The agreement with NAEC will provide capacity ranging between 100 Mw and 150 Mw through October 1998, with an option to extend the contract through October 2001. In addition, a firm purchased power agreement with PSE&G will provide between 75 Mw and 300 Mw of capacity during the base contract term which extends through April 1998, with an additional 100 Mw available throughout the base contract term at the option of the Company. The contract also provides that at the option of the Company 400 Mw of additional capacity will be available from May 1998 through October 2000. In total, these firm capacity agreements will provide the Company with between 200 Mw and 475 Mw of capacity through 1998 with an additional 500-550 Mw of capacity available at the option of the Company through the year 2001. Information regarding future payments under capacity purchase contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Power Purchase Agreements" on page 30 of the 1995 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

      Regarding future purchases of energy, the Company's contract with NAEC provides for a minimum of 1.3 million megawatt hours of firm economy purchases during the winter capability periods through the 1997/1998 winter period. In addition, the Company will continue to take an aggressive posture in securing economic increments of purchased power, particularly through interchange transactions, short-term firm contracts and spot purchases.

      During 1990 and 1991, the Company entered into three long-term contracts with certain independent power producers ("IPP") for the provision of capacity and energy to the Company. During 1994, the Company negotiated termination agreements with two of the three IPP's and in June 1995 a termination agreement was reached with the third IPP. Information regarding the termination of the IPP contracts is contained in Note 1 of Notes to Consolidated Financial Statements under the caption "IPP Settlement Agreements" on page 24 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Gas Operations

      The Company distributes purchased natural gas, supplemented at times of peak load by gas produced in its propane air gas plants.

      As of December 31, 1995, the gas distribution system included 1,723 miles of mains. The highest historical maximum daily gas sendout of 206,038 thousand cubic feet ("Mcf") occurred on January 19, 1994.

      Supply, Transportation and Storage. The Company has firm, long-term gas supply contracts with seven gas producers. Together these contracts account for all of the Company's base load gas requirements and include a contract with a Canadian producer which accounts for approximately 28% of firm contracted supply and expires in the year 2002. Contracts for the remaining 72% of the Company's required gas supply have been executed with six domestic producers. One of these contracts is scheduled to expire on October 31, 1996, and it is anticipated that a replacement gas supply will be negotiated. The remainder have expiration dates ranging between 1997 and 2010. All of the gas supply contracts contain options for renewal and certain of the agreements contain "re-opener" provisions which allow the Company to modify price and operating terms under certain conditions. This flexibility will ensure the reliability of the Company's gas supply while allowing the Company to enhance its supply portfolio as market opportunities arise.

      In addition to its long-term contracted supply sources, the Company purchases spot gas from producers primarily for use in electric generation. During 1995, the Company made spot purchases of approximately 22.8 million Mcf of gas or 54% of the total gas supply.

      To supplement purchased gas, the Company manufactures gas at its propane air gas plants located in Middletown, Orangeburg and Suffern, New York which have a combined capacity of 30,600 Mcf per day of natural gas equivalent.
This capacity, together with gas purchases under contracts between the Company and its suppliers, is expected to provide adequate peak day supplies to serve existing and projected new customers through the 1998-1999 winter period. Additional increments of new supply beyond this point are being negotiated.

      In addition to the gas supply contracts, the Company has provided for the transportation of gas through firm, long-term transportation agreements with four major pipeline companies: Tennessee Gas Pipeline Company ("Tennessee"), Columbia Gas Transmission Corporation ("Columbia"), Algonquin Gas Transmission Company ("Algonquin") and Texas Eastern Transmission Corporation ("Texas Eastern"). One of these contracts will expire during November 2000. The other three firm transportation contracts have exceeded their initial contract term and will remain in effect on a year-to-year basis unless terminated by the Company. The Company also has entered into interruptible transportation agreements with the same pipeline companies. All transportation contracts contain options for renewal.

      With regard to gas storage, the Company also has long-term gas storage contract arrangements with Tennessee, Columbia and Texas Eastern. The earliest expiration date of any of these storage contracts is 2000 and all storage contracts contain options for renewal. During 1993 the Company elected to secure capacity in an innovative gas storage project operated by Avoca Natural Gas Storage. The storage facility, which will be available in late 1997, uses leached-out caverns in underground salt beds to create a storage reservoir and is designed for fast withdrawal and refill capacity which will enhance the Company's ability to meet incremental peak day gas requirements.

      As noted earlier, the Company's maximum daily sendout of gas occurred during January 1994 and amounted to 206,038 Mcf. This compares to the maximum daily gas delivery capacity of the Company's system of 225,839 Mcf which is available from the following sources: direct purchases - 119,567 Mcf; storage withdrawals - 75,672 Mcf; and Company manufactured gas - 30,600 Mcf.

      Additional information regarding gas supply and gas storage contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 29 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

      Transportation for Others. The Company provides gas transportation services for end users in its service territory who elect to obtain their own direct gas supplies. During 1995, approximately 4.6 Bcf's of gas were transported for such end users.

      Take-or-Pay Surcharge Costs and FERC Order No. 636 Transition Costs. As a result of a 1987 FERC order, as well as other legal and regulatory actions since that time regarding the pass-through of certain "take-or-pay" costs by gas suppliers, the Company has deferred approximately $1.6 million of gas surcharges at December 31, 1995.

      In addition, certain costs incurred by gas pipeline companies in complying with FERC Order No. 636 have been approved by the FERC for allocation to distribution companies, including the Company. It is currently estimated that the Company's obligation related to Order No. 636 transition costs will amount to $25.1 million.

      Information regarding take-or-pay charges and FERC Order No. 636 transition costs, including the recoverability of these costs under the Company's rate structure, is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition", in Note 1 of the Notes to the Consolidated Financial Statements under the caption "Rate Regulation" and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on pages 14, 23 and 29, respectively, of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Item 3, "Legal Proceedings", of this Form 10-K Annual Report.

Diversified Activities

      Both the Company and RECO have certain non-utility subsidiaries which engage in the following diversified, non-regulated business activities: gas marketing, real estate development and gas production. The Company's Consolidated Financial Statements, which are incorporated in this Form 10-K Annual Report by reference to the Company's 1995 Annual Report to Shareholders, include the results of operations of all diversified activities. In addition, the diversified activities are considered to be a reportable business segment, due to the fact that the gross operating revenues of the non-regulated business activities, which are primarily attributable to the gas marketing activities, account for more than 10 percent of the Company's total consolidated gross revenues. The nature of the gas marketing business is such, however, that the net earnings realized from this activity, and from all non-regulated activities combined, are not material. In addition, neither the assets of the non-regulated businesses nor the continued operation of the non-regulated business lines are material to the operations of the Company. For these reasons, the disclosure related to the Company's diversified activities, as prescribed by Regulation S-K, has, with few exceptions, been omitted from other sections of this Form 10-K Annual Report.

      Capital contributions to the non-utility subsidiaries by the Company and RECO are borne by the shareholders. Any profits, losses, or tax savings from investments in non-utility subsidiaries accrue to the shareholders and are not included in the cost of service for ratemaking purposes. A description of the non-utility subsidiaries of the Company and RECO follows.

      Saddle River Holdings Corp. SRH, a wholly owned subsidiary of RECO, was established for the purpose of investing in non-utility business ventures and, through subsidiaries, is currently engaged in natural gas marketing. The gas marketing activities were formerly carried out by O&R Energy, Inc. Effective February 28, 1995, the gas marketing assets of O&R Energy (now NHI) were assigned to NORSTAR Partnership. The general partner of NORSTAR
Partnership is NMI and the limited partner is Shell NORSTAR Inc., a wholly-owned subsidiary of Shell Gas Trading Company, a Delaware corporation. The NORSTAR Partnership currently provides natural gas to industrial, commercial and institutional end users, gas distribution companies, gas marketing companies and electric generating facilities in 32 states, the District of Columbia and Canada. Additional information regarding NORSTAR Partnership is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Diversified Activities" on page 14 of the 1995 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

      A subsidiary of NHI, Millbrook, holds approximately twelve acres of non-utility real estate in Morris County, New Jersey. In December 1995 the Company adopted a plan to sell the Millbrook real estate and wrote-down its investment to the estimated net realizable value. Broadcasting activities were conducted through Atlantic Morris Broadcasting, Inc., a subsidiary of SRH which owned radio stations WKTU (FM) in Ocean City, New Jersey, WABT (FM) in Dundee, Illinois, WALL (AM) and WKOJ (FM) in Middletown, New York and WCSO
(FM) and WLPZ (AM) in Portland, Maine. In September 1994, the Company adopted a formal plan to sell the broadcasting properties and at December 31, 1995 the sales of all broadcasting properties had been completed. Additional information regarding the sale is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Diversified Activities", and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Sale of Broadcast Properties" on pages 14 and 24, respectively, of the 1995 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

      Clove Development Corporation. Clove, a wholly-owned subsidiary of the Company, holds approximately 5,200 acres of real estate, located primarily in the Mongaup Valley region of Sullivan County, New York. Historically, Clove's revenues have been derived primarily from the sale of timber and sand, property rentals and periodic sales of land.

      Certain portions of Clove's property lend themselves to recreational development. Two small subdivisions have been developed and substantially sold off. A third development, Lakeside Forest at Swinging Bridge, is actively being marketed, with nine lots having been sold through 1995. In addition, during December 1995 Clove sold a single parcel of land consisting of approximately 300 acres.

      O&R Development, Inc.. ORD, a wholly owned subsidiary of the Company, was established to promote industrial and corporate development within the Company's service territory by providing improved sites and buildings. ORD's activities are aimed at attracting new business and industry to the Company's service territory, which would spread fixed costs for electricity and gas over a wider customer base.

      ORD owns Interchange Commerce Center ("ICC Project"), a 300 acre tract of land in Orange County, New York. The ICC Project has governmental approvals for the development of 2.7 million square feet of light industrial, office, warehouse and retail space. Approximately 2,000 linear feet of street and utilities have been installed, and two buildings, owned by ORD, totaling over 200,000 square feet have been completed and fully leased.

      During 1994 ORD entered into a contract for the sale of 60 acres of land to the K-Mart Corporation. This contract was terminated by K-Mart Corporation in November 1995 and ORD is continuing to market the property.

      O&R Energy Development, Inc. ORED, a wholly-owned subsidiary of the Company, was engaged in oil and gas production through ownership interests in producing wells in Texas, Mississippi, Ohio and Pennsylvania. During 1995, ORED's net investment in producing properties was written down and all of ORED's oil and gas interests were sold effective December 1, 1995. ORED ceased operations during 1996.

      Additional information regarding the non-utility subsidiaries of the Company and of RECO is contained in the Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as follows: in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 11 under the captions "Financial Performance" and "Diversified Activities"; and in the Notes to Consolidated Financial Statements beginning on page 23 in Note 1 under the captions "Principles of Consolidation" and "Sale of Broadcast Properties", in Note 9, "Fair Value of Financial Instruments" under the caption "Gas Futures Contracts" and in Note 13, "Segments of Business".

Construction Program and Financing

      Construction Program. The construction expenditures, excluding allowance for funds used during construction, of the Company and its utility subsidiaries for 1996 are presently estimated at approximately $52.8 million, which consist primarily of routine production, transmission and distribution projects for capital replacements or system betterments and do not include any additions to generating capacity. The Company's construction program is under continuous review and the estimated construction expenditures are, therefore, subject to periodic revision to reflect, among other things, changes in energy demands, economic conditions, environmental regulations, changes in the timing of construction activities, the level of internally generated funds and other modifications to the construction program.

      Information regarding the Company's construction program is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and under the caption "Construction Program" in Note 12 of the Notes to Consolidated Financial Statements on pages 15 and 29, respectively, of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

      At December 31, 1995, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $64.5 million. Commercial paper borrowings, which are supported by such credit lines, amounted to $61.3 million at year end. Additional information regarding the Company's short-term debt position is contained in Note 8 of the Notes to Consolidated Financial Statements - "Cash and Short-Term Debt" on page 27 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

      The external financing activities of the Company and its utility subsidiaries during 1995 were limited to refinancing of certain pollution control revenue bonds. Information regarding the refinancing and other disclosures related to liquidity are contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 7 of the Notes to Consolidated Financial Statements - "Long-Term Debt" on pages 15 and 26, respectively, of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

      The Company currently has no plans for the issuance of additional debt or equity securities and it is expected that capital requirements will be met primarily with funds from operations, supplemented with short-term debt as required. However, the Company has certain series of debt which will mature during 1997 and which may be refinanced at maturity. In addition, the Company will continue to examine the potential for reducing the cost of debt through the evaluation of debt refinancings.

      The non-utility subsidiaries of the Company and RECO also maintain certain lines of credit and undertake long and short-term borrowings or make investments from time to time. NORSTAR Partnership maintains a $20 million line of credit with one commercial bank under which there was $7.3 million outstanding at December 31, 1995. Non-utility temporary cash investments amounted to $1.3 million at December 31, 1995.

      For a description of the non-utility subsidiaries of the Company and of RECO, see "Diversified Activities" in Item 1 of this Form 10-K Annual Report.

      Information regarding certain financial statistics of the Company is contained under the caption "Financial Statistics" on page 36 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

      Credit Ratings. The current ratings of the Company's principal securities and its commercial paper are as follows:

                                                     Duff and
                                                      Phelps
                            Moody's     Standard      Credit      Fitch
                           Investors    & Poor's      Rating    Investors
                          Service,Inc.  Corporation  Company   Service,Inc.
   First Mortgage Bonds      A3             A-         A+          A-
   Pollution Control Bonds   Baa1           A-         A           N/R
   Unsecured Debt            Baa1           A-         A           A-
   Preferred Stock           baa1           BBB+       A-          A-
   Commercial Paper          P-2            A-2        D-1         F-2

     The Company's credit ratings are subject to periodic revision or withdrawal by the particular rating agency, and each rating should be evaluated independently of any other rating. The ratings assigned to the Company's securities by the rating agencies are not a recommendation to buy, sell or hold the Company's securities, but rather are assessments of the respective credit-worthiness of the Company's various securities by the rating agencies. The Company's bonds have an upper medium grade credit rating, its preferred stock has a lower medium grade credit rating and its commercial paper has an upper medium grade credit rating.

Regulatory Matters

     A description of the general character of rate regulation and its effect on the financial statements of the Company and its utility subsidiaries, including a disclosure of the Company's regulatory assets, is contained in Note 1 of Notes to Consolidated Financial Statements under the caption "Rate Regulation" on page 23 of the 1995 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

     State Regulation. The Company and its utility subsidiaries are subject to the jurisdiction of state commissions in their respective states of incorporation. The state commissions have the authority to regulate, among other things, rates, services, the issuance of securities and accounting and depreciation procedures. The Company is subject to the jurisdiction of the New York State Public Service Commission ("NYPSC"), which covers approximately 77% of consolidated energy sales. RECO is subject to the jurisdiction of the New Jersey Board of Public Utilities ("NJBPU"), which covers approximately 22% of consolidated energy sales. Pike is subject to the jurisdiction of the Pennsylvania Public Utility Commission ("PAPUC"), which covers approximately 1% of consolidated energy sales. Sales for resale, which are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), accounted for less than 1% of consolidated energy sales.

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

     Current Rate Activities. Information regarding the current rate filings of the Company and its utility subsidiaries, including the impact which the recent events affecting the Company had on the rate proceedings of the Company and its utility subsidiaries, is contained under the captions "Investigation and Litigation" and "Rate Activities" in the "Review of the Company's Results of Operations and Financial Condition" on pages 11 and 16, respectively, of the 1995 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as well as in Item 3, "Legal Proceedings" of this Form 10-K Annual Report. Information regarding NYPSC proceedings dealing with certain "take-or-pay" gas contract costs is also contained under Item 3, "Legal Proceedings" of this Form 10-K Annual Report, and in the 1995 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Gas Energy Costs" on page 14 and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 29, which information is incorporated by reference in this Form 10-K Annual Report.

     Rate Relief. During the five year period ending December 31, 1995, the Company and its utility subsidiaries have sought rate relief to cover the impact of increased costs. The amounts of rate relief approved by the NYPSC, NJBPU and PAPUC are set forth in the following table.

                           Historical Base Rate Relief
                                  1991 - 1995

                                     Annual Amount     Overall Rate  Return on
Class of                                 ($000's)        of Return     Equity
Service           Effective Date  Requested   Granted  Granted (%)   Granted (%)

Electric - N.Y.      01/01/91      22,483      10,450      9.87(a)      11.45(a)
Gas - N.Y.           12/29/91       3,570         554      9.42         10.3

Electric - N.J.      01/24/92      12,863       5,100     10.17         12.0
Electric - N.Y.      05/01/92          (b)      5,548        (b)          (b)
Gas - N.Y.           12/15/92       7,962       3,776     10.04(c)     11.65(c)

Electric - N.J.      01/01/93         (d)       1,685         -           -
Electric - N.Y.      05/01/93         (e)         691         -           -
Electric - Pa.       06/11/93         498         270        (f)          (f)
Gas - Pa.            06/25/93          36          12        (f)          (f)

Electric - N.Y.      07/01/94          (g)        -0-        (h)          (h)
Gas - N.Y.           11/04/94          (i)         (i)       (i)          (i)

Electric - N.Y.      05/01/95          (j)        -0-         -           -
Electric - N.Y.      08/01/95      (6,112)     (6,112)        (k)      11.3%(k)


     (a) The Company was provided with an opportunity to earn a return on common equity of 12.51%, and an overall rate of return of 10.32%, through the achievement of incentives related to certain DSM and customer service goals. For 1993, the value of the incentive related to DSM goals increased the total opportunity to earn a return on common equity to 12.61%. However, effective January 1994, the DSM incentive was reduced and the customer service incentive was eliminated.

     (b) The first post rate year filing made in accordance with the NYPSC Order in the Company's 1989 electric base rate case provided for the recovery in base rates of inflation on non-fuel operation and maintenance expenses, rate base additions and cost of capital. The base rate increase amounted to $5,548,000. In addition, the Company was permitted to recover a one-time surcharge of $1,869,000 which represents a net undercollection resulting from the reconciliation of revenue and expenses and earned incentives for the year 1991 as provided for in the 1989 Order.

     (c) Under a multi-year gas rate agreement (1993-1996), the Company was provided with an opportunity to earn a return on common equity of 12.15% through the achievement of incentives related to its main replacement program, gas efficiency programs and gas marketing programs.
     (d) Rate increase as ordered by the NJBPU to reflect the effect of revised legislation regarding gross receipts and franchise taxes. Rate recovery with interest is permitted over a ten-year period.

     (e) The second post rate year filing made in accordance with the NYPSC Order in the Company's 1989 electric base rate case provided for the recovery of inflation on non-fuel operation and maintenance expenses, rate base additions and cost of capital. The base rate increase amounted to $691,000. In addition, the Company was permitted to replace the $1,869,000 one-time surcharge with a one-time surcharge of $10,617,000 which represents a net undercollection resulting from the reconciliation of revenue and expenses and earned incentives for the year 1992 as provided for in the 1989 Order.

     (f) No redetermination of the rate of return on common equity was made under a stipulated agreement. The implied return on common equity is 12.00%, and the implied overall rate of return is 9.98%.

     (g) The third post rate year filing made in accordance with the NYPSC Order in the Company's 1989 electric base rate case allowed the Company to replace the $10,617,000 one-time surcharge with a one-time surcharge of $7,721,000 which represents a net undercollection resulting from the reconciliation of revenue and expenses and earned incentives for the year 1993 as provided for in the 1989 Order.

     (h) By means of its Order dated June 10, 1994, the NYPSC, among other things, continued the Revenue Decoupling Mechanism ("RDM") and reduced the return on equity threshold for measuring excess earnings from 12.0% to 10.6%. The Company was required to defer earnings in excess of 10.6%.

     (i) On November 4, 1994, the NYPSC issued an order terminating the multi-year gas rate agreement. The order denied the Company the opportunity for rate adjustments in the third and fourth years (1995 and 1996) of the agreement. On February 7, 1995, the Accounting and Finance Division of the NYPSC issued an interpretation of the November 4, 1994 termination order which stated that the gas incentive mechanism related to the attainment of certain goals is no longer available.
          The Company did not contest this interpretation.

     (j) On February 17, 1995, the Company submitted a compliance filing regarding the operation of the RDM. The filing included a proposal to eliminate the $7,721,000 effective May 1, 1995 reflecting the completion of the recovery of an RDM undercollection applicable to the year 1993. In addition, the filing requested that a net overcollection of $689,000 for the year 1994 be retained by the Company as a future rate moderator, subject to NYPSC verification. On April 19, 1995, the NYPSC approved the proposals, and the one-time surcharge was eliminated effective May 1, 1995.

     (k) On May 25, 1995, the Company filed a petition to reduce base electric rates by $6.1 million (1.8%) effective April 1, 1996. In accordance with a settlement agreement the Company agreed to reduce its base rates by $6.1 million annually effective August 1, 1995. The settlement replaces the 10.6% earnings limitation imposed by order issued June 10, 1994 with equal sharing of electric earnings in excess of 11.3%. The NYPSC is expected to issue an order addressing the Company's May 1995 electric base rate petition in April 1996.

Utility Industry Risk Factors

     The electric and gas utility industry is exposed to many of the general business and financial risks which affect all industries on a local, national or international level. It is also exposed to business and financial risks that are particular to the provision of utility services and to operating a business in a regulated environment. In particular, the industry is exposed to risks relating to, among other things, increasing competition in the wholesale power markets and a move to competition in the retail sector; uncertainties regarding the transition mechanisms, both operating and financial, as the industry moves to deregulation, including the potential for stranded, or non-recoverable costs; increases in fuel costs and uncertainties as to fuel supplies; numerous environmental restrictions, including potential liabilities for environmental matters; regulatory constraints, including the timing and adequacy of rate relief; increases in the cost of, and delays in, construction in an industry which is fixed-asset intensive; the attraction of capital in an industry which is capital intensive; the effects of energy conservation and weather related sales fluctuations, both of which have the potential of causing revenue erosion; and the requirement to provide for growth in demand for energy services.

     The Company and its utility subsidiaries are, to some extent, experiencing all of these challenges. However, the impact on the Company and its utility subsidiaries has been less than for the utility industry in general, particularly due to the Company's relatively low construction expenditures and low external financing requirements. In addition, rate procedures which have been in effect for the Company's New York electric and gas operations had the effect of mitigating certain risks. The RDM procedures safeguarded revenue from the effect of sales volume changes due to customer conservation and weather related fluctuations and provided deferral and reconciliation procedures for certain categories of expenses, while the DSM program provided incentives related to the achievement of certain energy conservation goals.

      In the context of the Company's pending rate petition before the NYPSC, these mechanisms are not expected to be continued. However, the Company is committed to managing the risks which are present in the changing utility environment. Included in this strategy are the maintenance of low construction and operating budgets and avoiding external financing. The Company's tri-fuel strategy provides flexibility regarding fuel availability and pricing and the continuance of fuel clause adjustment mechanisms in the rate structures of the Company and its utility subsidiaries assures fuel cost recovery on a current basis. With regard to future power supply, the Company will continue to utilize competitive bidding procedures to mitigate the risks associated with the Company's purchase of both electric capacity and energy, particularly with regard to prudency determinations, and cost recovery, and to insure sufficient power supply to meet the growth in demand. Recent actions taken by the Company to mitigate the risk of non-competitive future energy prices include the write-off of two of the Company's older generating units and the successful negotiation of termination agreements with three independent power producers with whom the Company had power supply contracts. In addition, as the industry moves to increased competition and potential deregulation, the Company has taken an active role in the competitive opportunities proceedings in the states in which it operates and has worked extensively with industry groups and the NYPP in designing the future framework for the utility industry.
     Additional information concerning the DSM program and the RDM rate procedure is contained under the captions "Electric Operating Revenues and Sales", "Gas Operating Revenues and Sales" and "Rate Activities" in the "Review of the Company's Results of Operations and Financial Condition" on pages 12, 13 and 16, respectively, of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the caption "Future Energy Supply and Demand" in this Item 1. Information concerning competition in the utility industry and the Company's strategy for meeting the challenges of increased competition is also contained in the "Review of the Company's Results of Operations and Financial Condition under the caption "Competition" on page 18 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the section "Competition" in this Item 1.

     The problems associated with nuclear energy have not affected the Company as it has no operating nuclear plants nor any under construction, and has no plans for future participation in nuclear projects. For further information on the recovery by the Company of its investment in the cancelled Sterling Nuclear Project, see Note 3 of the Notes to Consolidated Financial Statements - "Sterling Nuclear Project" on page 25 of the 1995 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Competition

     There are competitive factors present in the electric and gas industry which affect utility companies in varying degrees. Among these are the use by interruptible or dual-fuel customers of lower priced alternative fuels; the establishment of municipal distribution agencies; the ability of gas producers to sell gas directly to end users, usually through an independent gas marketer; the presence of cogenerating systems, small power producers and independent power producers; and the increasing interest in, and research on, the development of energy sources other than those now in use. In addition, regulatory agencies in the three states in which the Company has retail electric franchises are currently evaluating possible changes in regulatory and ratemaking practices designed to promote increased competition. Depending on future development in this area, the Company's market share and profit margins could become subject to competitive pressures in addition to regulatory constraints.

     Additional information regarding competition in the utility industry and the Company's strategy for meeting the challenges of increased competition is contained in the "Review of the Company's Results of Operation and Financial Condition" under the caption "Competition" on page 18 of the 1995 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Marketing

     In response to the increasingly competitive market environment in the utility industry, the Company has redirected its marketing activities.
One of the primary focuses of the new marketing strategy is to work more closely with commercial and industrial customers in order to identify the business issues which impact these customer classes. This will provide the base for the development of new products, services and strategies which will be aimed at retaining and expanding this customer base.

     DSM activities will remain a major focus of the new marketing strategies in the continuing effort to achieve energy efficiency while helping customers to reduce their energy costs. Emphasis will move from the customer rebate aspect of the DSM programs to energy cost savings which may be realized through these programs. In addition, research into new and emerging technologies has been given new emphasis in the Company's marketing strategy.

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

     Water Quality. The Company is required to comply with Federal and State water quality statutes and regulations, including the Federal Clean Water Act ("Clean Water Act"). The Clean Water Act requires that Company generating stations be in compliance with state issued State Pollutant Discharge Elimination System Permits ("SPDES permits"), which prescribe applicable conditions to protect water quality. Effective July 1, 1994, the State of New York Department of Environmental Conservation (the "NYSDEC") issued a new SPDES permit for the Company's Lovett Coal Ash Management Facility. The Company also has a SPDES permit, effective October 1, 1991 for its Lovett generating station. The Lovett SPDES permit will expire on October 1, 1996. A renewal application will be filed within the statutory deadline. Additional information concerning the Lovett SPDES permit is contained in Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

     The Bowline Point generating station currently operates under a SPDES permit which expired on October 1, 1992. This permit remains in effect since a permit renewal application was filed on April 3, 1992, which was within the statutory deadline for renewal application. The Company is now proceeding with the State Environmental Quality Review Act ("SEQRA") process as part of the permit renewal procedure. The SEQRA process, and the resulting delay in issuance of a new permit to the Company, has had no practical impact on the operation of the Bowline Point generating station.

     The Company entered into a settlement with the United States Environmental Protection Agency ("EPA") and others that relieved the Company for at least 10 years from a regulatory agency requirement that, in effect, would have required that cooling towers be installed at the Bowline Point generating station. In return, the Company agreed to certain plant modifications, operating restrictions and other measures.

This settlement expired in May 1991. On May 15, 1991, the Company and others entered into an Interim Agreement with the NYSDEC to continue specific operating conditions and other measures for a period from May 15, 1991 to September 30, 1992. Several intervenors to the original settlement filed a civil action challenging the Interim Agreement's legality. On March 23, 1992, the parties to the Interim Agreement and intervenors signed a Consent Order terminating litigation and agreeing to certain operating limitations and biological monitoring requirements. The parties have agreed to extend the terms of the Consent Order until February 1, 1997.

     Air Quality. Under the Federal Clean Air Act, the EPA has promulgated national primary and secondary air quality standards for certain pollutants, including sulfur oxides, particulate matter and nitrogen oxides. The NYSDEC has adopted, and the EPA has approved, the New York State Implementation Plan ("SIP") for the attainment, maintenance and enforcement of these standards. In order to comply with the SIP, the Company burns #6 fuel oil at its Lovett and Bowline Point generating stations with a 0.37% maximum sulfur content by weight.

     Pursuant to the SIP, the Company is governed by the following limitations when it is burning coal at Lovett Units 4 and 5: if one unit is burning, the Company may emit sulfur dioxide at a rate not to exceed
1.5 lb/MMBTU, and if two units are burning, the Company may emit sulfur dioxide at a rate not to exceed 1.0 lb/MMBTU per unit.

     The NYSDEC has requested EPA approval of revisions to the SIP to meet ozone attainment standards and to provide a mechanism for Title V emissions fee billing as defined under the Clear Air Act. Beginning with calendar year 1994, the owners of Title V sources in New York State, which sources include the Company's Lovett Plant and Bowline Point Plant, are required to pay an emission fee based upon actual air emissions reported to NYSDEC at a rate of approximately $26 per ton of air emissions. In 1995, the Company paid approximately $473,000 in such emission fees, approximately $98,000 of which was recovered from Con Ed pursuant to the Bowline Point Plant operating agreement. In 1996, this emission fee will be based on 1995 air emissions at a rate established by the NYSDEC not to exceed $50 per ton.

     The Clean Air Act Amendments of 1990, which became law on
November 15, 1990, could restrict the Company's ability to meet increased electric energy demand after the year 2000 or could substantially increase the cost to meet such demand. Regulations pertaining to nitrogen oxide reduction and continuous emissions monitoring systems required capital expenditures totalling approximately $28.7 million through 1995. The Company will continue to assess the impact of the Clean Air Act Amendments of 1990 on its power generating operations as additional regulations implementing these Amendments are promulgated.

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

     The Company has, from time to time, received process or notice of claims under Superfund or similar state statutes relating to sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, by a large number of other potentially responsible parties) were disposed of. Similar claims may be asserted from time to time hereafter, involving additional sites. Typically, many months, and sometimes years, are required to fully determine the probable magnitude of the cleanup costs for a site, the extent, if any, of the Company's responsibility, the number and responsibility of other parties involved, the financial ability of the other parties to pay their proportionate share of any costs, and the probable ultimate liability exposure, if any, of the Company. This process is still under way at most of the sites of which the Company has notice, and the costs at some of these sites may be substantial. However, based on the information and relevant circumstances known to the Company at this time, the Company's share of these costs is not expected to have a material effect on the financial condition of the Company.

     Information concerning certain Superfund claims involving the Company is included in Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

     Environmental Expenditures. The Company's environmental expenditures amounted to approximately $26.2 million in 1995.

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

     Information concerning environmental issues and their potential effect on the Company's operations is included in Note 12 of the Notes to Consolidated Financial Statements under the caption "Other Legal Proceedings" beginning on page 31 of the 1995 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as well as in Item 3 "Legal Proceedings" of this Form 10-K Annual Report.

Research and Development

     The Company supports research and development agencies involved in utility research, provides funds for joint utility research projects and conducts its own internal program. Research and development expenditures amounted to approximately $2.9 million in 1995, $3.8 million in 1994 and $5.0 million in 1993.

     The Company provides support to national agencies such as the Electric Power Research Institute and the Gas Research Institute. At the state level, the Company supports the Empire State Electric Energy Research Corporation, the New York State Energy Research and Development Authority and the New York Gas Group Research, Development and
Demonstration Committee.

     Generally, the Company's internal research and development program concentrates on projects which uphold the corporate goal of providing safe and reliable electric and gas service to customers at a minimum price and in an environmentally acceptable manner. The program includes projects which seek improvement of generation and distribution systems, mitigation of environmental impacts of electric power generation, and enhancement of the value of electric energy for customers. Current projects include an evaluation of the performance characteristics of underground distribution cable, an evaluation of the efficient use of electrotechnologies at a municipal wastewater treatment plant, alternative methods to reduce fish impingement at power plants, small business electrotechnologies studies, and power quality monitoring and reporting.

Franchises

     The Company and its utility subsidiaries, RECO and Pike, each have municipal consents or franchises, together with their corporate or charter powers, which give each of them the right to carry on their respective operations in the territories served. The municipal consents or franchises held by the Company and its utility subsidiaries are not exclusive. In certain municipalities, the areas served by the Company, RECO and Pike are limited either by the terms of the consents or franchises or by order of the NYPSC, the NJBPU, or the PAPUC, respectively. Under the present provisions of the State laws of New York, New Jersey and Pennsylvania, no other private corporation can commence public utility operations in any part of the territories now served by the Company, RECO or Pike, respectively, without obtaining a certificate of public convenience and necessity from the applicable State utility commission.

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

Employee Relations

     At December 31, 1995, the Company had 1,539 employees of whom 33 were part-time employees. The Company considers its relationship with its employees to be satisfactory. The current contract with Local 503 of the International Brotherhood of Electrical Workers ("IBEW") representing 878 production, maintenance, commercial and service employees of the Company became effective June 1, 1994 and expires June 1, 1997. This contract does not include supervisory employees.

     The Company's utility subsidiaries, RECO and Pike, have no employees other than officers. All services are performed for the utility subsidiaries by employees of the Company pursuant to Joint Operating Agreements approved by the NJBPU and the PAPUC, through which the Company is reimbursed for these services. Several employees of the Company provide managerial and clerical services for the non-utility subsidiaries of the Company and of RECO, the cost of which are either paid directly by the subsidiaries or are reimbursed to the Company through periodic billings. In addition, the non-utility subsidiaries, at December 31, 1995, had 90 full-time and 5 part-time employees, none of whom were participants in the Company's various employee benefit plans or were covered by the Company's contract with the IBEW.

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

     Electric Generating Facilities. The Company's generating plants, all of which are located in New York State, are as follows:

                                                Maximum
                                                Summer      Percent    Net Mwh
                                                Net Mw      of Total   Generated
Plant Name         Units       Energy Source   Capacity     Capacity   in 1995
Swinging Bridge,
 Mongaup & Rio       8         Hydroelectric      25.8         2.6%      49,722
Grahamsville         1         Hydroelectric      18.0         1.8       93,354
Hillburn             1         Jet Fuel/Gas       37.0         3.8        2,689
Shoemaker            1         Jet Fuel/Gas       37.0         3.8       19,220
Lovett               3         Coal/Oil/Gas      462.6        47.2    1,767,446
Bowline Point        2         Oil/Gas           400.6(1)     40.8    1,097,149
                                                 981.0       100.0%   3,029,580


     (1) Company's share of maximum summer net megawatt capability.

     Electric Transmission and Distribution Facilities. The Company owns, in whole or in part, and operates overhead and underground transmission and distribution facilities which include 551 circuit miles of transmission lines, 73 substations, 83,079 in-service line transformers, 4,950 pole miles of overhead distribution lines and 1,934 miles of underground distribution lines. With the exception of the Grahamsville Substation, the electric transmission and distribution facilities of the Company and its utility subsidiaries are located within the Company's New York, New Jersey and Pennsylvania service territory, which is described under the caption "Principal Business" in Item 1 of this Form 10-K. The Bowline Substation and the related transmission facilities are jointly owned by the Company and Con Ed and are operated by the Company. The Ramapo Substation and certain related transmission facilities consist of property which is either owned by the Company, owned by Con Ed or jointly owned by the Company and Con Ed and which is operated and maintained by the Company except for the 500/345 Kv section of the Ramapo substation and a 500 Kv transmission line now operated and maintained by Con Ed effective January 1995.

     Gas Facilities. The Company owns and operates three propane air gas plants at Middletown, Orangeburg and Suffern, New York and its gas distribution system, which is located within its gas franchise territory in New York and Pennsylvania, includes 1,723 miles of mains.

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

     The Company's electric and gas plants are owned by the Company except for the gas turbines at Hillburn and Shoemaker which are leased and the Bowline Point Plant which is jointly owned with Con Ed and operated by the Company. Additional information regarding the investment in the Bowline Point Plant by the Company and Con Ed is included in Note 1 of the Notes to Consolidated Financial Statements under the caption "Jointly Owned Utility Plant" on page 24 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

Item 3. Legal Proceedings

     Environmental and Other Litigation:

     On May 11, 1993, Hudson Riverkeeper Fund, Inc. v. Orange and Rockland Utilities, Inc. was commenced in the United States District Court for the Southern District of New York. In its complaint, Hudson Riverkeeper Fund, Inc. ("Riverkeeper") alleged that the Company violated and continues to violate its SPDES permit for its Lovett Generating Station ("Lovett") by failing to maintain cooling water intake structures that reflect the best technology available for minimizing adverse environmental impact. An amended complaint was filed May 18, 1993. The complaint, as amended, requested that the Court assess civil penalties aggregating $11 million and ordered the Company to take steps to ensure that the cooling water intake structures at Lovett reflect the best technology available for minimizing adverse environmental impact. On June 30, 1993, the Company filed its answer to Riverkeeper's allegations reflecting the Company's belief that Riverkeeper's allegations have no legal merit. Subsequently, the NYSDEC intervened in this litigation as a designated plaintiff. In April 1994, the parties agreed to have engineers enter into discussions regarding modifications to the Lovett plant's cooling water intake structures or alternative mitigative options.

     From June to August 1995, the Company conducted a demonstration project to assess the effectiveness of a barrier known as a "Gunderboom", at the cooling water intake structure for Lovett Unit No. 3. The Company, Riverkeeper and NYSDEC have agreed that the Gunderboom is worthy of further study. The Company will install the Gunderboom at the cooling water intake structure for Lovett Units Nos. 4 and/or 5 in the spring of 1996. The parties have agreed to postpone all further discovery and motion practice in this litigation until at least June 1996.

     Additional information regarding the Company's SPDES Permits is contained under the caption "Water Quality" of "Environmental Matters" in
Item 1 of this Form 10-K.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a description of litigation entitled Warwick Administrative Group, et al. v. Avon Products, Inc. et al. ("Warwick"). In U.S.A. v. International Paper Co., et al. ("International Paper"), an action related to Warwick which seeks to recover costs incurred by the United States Environmental Protection Agency in connection with the planned remediation of the Warwick landfill site, the Company was served with third party summonses and complaints by Revere Smelting and Refining Corporation ("Revere") and Nepera Inc. The Company's answers to the third party complaints from Nepera, Inc. and Revere, denying all of the allegations contained therein and setting forth a number of affirmative defenses, were filed on October 25 and November 6, 1995, respectively. The Company is actively involved in settlement discussions with the Warwick plaintiff group, which proposed settlement would also include claims arising under the International Paper action. The Company has determined that its liability, if any, in Warwick and International Paper will not have a material effect on the financial condition of the Company.

     On September 25, 1991, the Company was named as one of several hundred third party defendants in United States v. Kramer, et al. and State of New Jersey Dep't of Environmental Protection v. Almo Anti-Pollution Services, et al., which cases have been consolidated in the United States District Court for the District of New Jersey, Camden Vicinage. The allegations in this action concern the Helen Kramer Landfill site in Mantua, New Jersey, which operated from 1963 to 1981. This action was brought under Superfund laws. Additional information concerning Superfund laws is contained under the subheading "Environmental Matters" in Item 1 of this Form 10-K Annual Report. It is presently unclear if any hazardous waste generated by the Company was transported to the Helen Kramer Landfill site. The total cost of remediation and damages at the site, while not clearly established, is reportedly estimated at $100 million or more. It appears reasonable to expect the Company's relative contribution to the Helen Kramer site, if any, to have been less than 1% of the total volume sent to the site. At this time, the Company does not believe this action will have a material effect on the financial condition of the Company.

     Reference is made to Item 3, "Legal Proceedings", in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a description of litigation entitled Carpenters Local No. 964 Pension Fund v. DiGiacinto et al. ("DiGiacinto"), Guarino et al. v. Carpenters Local No. 964 Pension Fund ("Guarino"), and United States Gypsum Company v. Broadhaver Realty Corp. ("U.S. Gypsum"). In August 1995, the parties to the DiGiacinto, Guarino and U.S. Gypsum litigations entered into a settlement agreement which, inter alia, provided for (i) the dismissal of the above-cited actions and (ii) remediation of the site. The Company contributed $16,995 to the settlement fund.

     On March 29, 1989, the New Jersey Department of Environmental Protection ("NJDEP") issued a directive under the New Jersey Spill and Control Act to various potentially responsible parties ("PRPs"), including the Company, with respect to a site formerly owned and operated by Borne Chemical Company in Elizabeth, Union County, New Jersey, ordering certain interim actions directed at both site security and the off-site removal of certain hazardous substances. Certain PRPs, including the Company, signed an administrative consent order with the NJDEP requiring them to perform a removal action at the site, which action was completed on June 22, 1992. In October 1995, the PRPs entered an additional administrative consent order with the NJDEP which obligated the PRPs, including the Company, to perform a remedial investigation to determine what, if any, subsurface remediation at the Borne site is required. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

     On May 29, 1991 a group of ten electric utilities (the "Metal Bank
Group") entered into an Administrative Consent Order with the United States Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study ("RIFS") at the Cottman Avenue/Metal Bank Superfund site in Philadelphia, Pennsylvania. PCBs have been discharged at the Cottman Avenue site from an underground storage tank and the handling of transformers and other electrical equipment at the site. On May 25, 1994, the Company entered into a tolling agreement pursuant to which the Metal Bank Group reserved its right to file suit against the Company while the Metal Bank Group and the Company entered into discussions to determine the extent of the Company's involvement with the Cottman Avenue site. These discussions continue. The RIFS has been completed and submitted to the EPA for determination of what remedial measures will be required at the Cottman
Avenue site. The Company is unable at this time to estimate its share, if any, of past or future costs at this site.

     On August 2, 1994 the Company entered into a Consent Order with the New York State Department of Environmental Conservation ("NYSDEC") in which the Company agreed to conduct a remedial investigation of certain property it owns in West Nyack, New York. Polychlorinated biphenyls ("PCBs") have been discovered at the West Nyack site. Petroleum contamination related to a leaking underground storage tank has been found as well. The results of this investigation will determine what, if any, remediation at the West Nyack site will be required. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

     The Company has identified six former Manufactured Gas Plant ("MGP") sites which were owned and operated by the Company or its predecessors. The Company may be named as a potentially responsible party for these sites under relevant environmental laws, which may require the Company to clean up these sites. To date, no claims have been asserted against the Company. The Company and the NYSDEC have executed a Consent Order, dated as of January 8, 1996, which provides for preliminary site assessments of these six MGP sites. The Company is unable at this time to estimate what, if any, costs it will incur at these sites.

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

     Superfund and certain similar state statutes authorize various governmental authorities to issue orders compelling responsible parties to take cleanup action at sites determined to present an imminent and substantial danger to the public and to the environment because of an actual or threatened release of hazardous substances. The Company is a party to a number of administrative proceedings involving potential impact to the environment. Such proceedings arise out of, without limitation, the operation and maintenance of facilities for the generation, transmission and distribution of electricity and natural gas. Information regarding the Company's involvement in these various proceedings is included in Note 12 of the Notes to Consolidated Financial Statements under the caption "Environmental" on page 32 of the 1995 Annual Report to Shareholders, which information is incorporated by reference in Item 1 of this Form 10-K Annual Report, as well as under the subheading, "Environmental Matters" of this Form 10-K Annual Report. Such proceedings are not, in the aggregate, material to the financial condition of the Company.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a description of litigation entitled Payran v. Orange and Rockland Utilities, Inc. and James Donnery ("Payran"). The Company has determined that its liability, if any, in Payran will not have a material effect on the financial condition of the Company.

     Investigation Related Litigation:

     On February 7, 1994, the Company commenced, by the filing of a Summons with Notice, Orange and Rockland Utilities, Inc. v. James F. Smith, in New York State Supreme Court, County of Rockland, against James F. Smith, its former Chief Executive Officer and Chairman of the Board of Directors, who was terminated for cause by the Company's independent Directors in October 1993. The Summons put Mr. Smith on notice of claims for breach of his fiduciary duties of loyalty and care, waste, conversion, fraud, and unjust enrichment based on allegations that Mr. Smith misused Company assets and personnel and misappropriated Company funds for his own benefit or for other improper purposes, and failed to maintain proper management controls or to properly supervise corporate affairs and subordinate employees. The Company seeks an accounting by Mr. Smith of certain Company funds and property, restitution of all amounts misappropriated, misused, or unaccounted for, forfeiture of compensation paid or awarded by the Company to Mr. Smith during the period in which breaches of fiduciary duties occurred, and compensatory and punitive damages. The Company seeks recovery in an amount not less than $5 million.

     Under the terms of his employment agreement, Mr. Smith had the right to contest his termination for cause in an arbitration proceeding. On May 5, 1994, Mr. Smith filed a motion demanding arbitration of his termination for cause and the Company's claims asserted against him in Orange and Rockland Utilities, Inc. v. James F. Smith. On June 17, 1994, the Court issued an Order granting Mr. Smith's motion to compel arbitration. Pursuant to a second Court Order dated August 10, 1994, the parties filed their demands for arbitration with the American Arbitration Association. In the arbitration, Mr. Smith is seeking payment of benefits in excess of $3 million. Hearings began in June 1995 and are continuing.

     Reference is made to Item 3, "Legal Proceedings", in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and to
Part II, Item 1, "Legal Proceedings", in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 for a description of a criminal action brought against Mr. Smith by the Rockland County (New York) District Attorney. As noted therein, a Rockland County Grand Jury indictment charged Mr. Smith with 15 felony counts of grand larceny, seven counts of falsifying business records and two misdemeanor counts of petit larceny. On August 15, 1995, Mr. Smith was acquitted of all of the charges in a non-jury trial.

     On September 19, 1995, the Company was served with an Amended Summons and First Amended Complaint ("Complaint") in James F. Smith v. Kenneth Gribetz, et al., an action filed in the United States District Court for the Southern District of New York by Mr. Smith. (An earlier complaint had been filed which did not name the Company). Named as defendants in the Complaint are former Rockland County District Attorney Kenneth Gribetz, the Office of the Rockland County District Attorney, the Company, "John and Jane Does" (identified in the Complaint as certain directors of the Company and/or members of the Special Committee of the Board of Directors and referred to in the Complaint as the "Defendant Directors"), Edwin Stier and Stier, Anderson & Malone. In the Complaint, Mr. Smith alleges the following three causes of action: (i) the violation by Mr. Gribetz and the District Attorney's office of Mr. Smith's federal constitutional rights to fair trial and due process of law; (ii) malicious prosecution by the Company, Defendant Directors and Mr. Stier in that these defendants allegedly caused the arrest and criminal prosecution of Mr. Smith; and (iii) abuse of process by the Company, Defendant Directors and Mr. Stier in that these defendants were allegedly responsible for the arrest, indictment and prosecution of Mr. Smith. Mr. Smith seeks damages in excess of $25 million, special damages and punitive damages, attorney fees and other costs on each count.

     On December 22, 1995, the Company, Edwin Stier, and Stier, Anderson & Malone filed a Motion for Summary Judgment seeking to terminate this action. The Motion for Summary Judgment is currently pending. If the Motion for Summary Judgment is unsuccessful, the Company intends to defend the action vigorously.

     Regulatory Matters:

     Information regarding the current rate filings of the Company, including the impact which the recent events affecting the Company had on the rate proceedings of the Company, is contained in the 1995 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Rate Activities" on page 16 and in
Note 12 of the Notes to Consolidated Financial Statements under the caption "Legal Proceedings" on page 30, and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, under Item 3, "Legal Proceedings" on page 33, which information is incorporated by reference in this Form 10-K Annual Report.

     Information regarding the NYPSC proceeding relating to the NYPSC investigation of prior financial improprieties and the related rate case proceeding (Case 95-E-0491) and $8.5 million settlement amount proposed to be refunded to New York ratepayers is also contained under the caption "Rate Activities" in the "Review of the Company's Results of Operations and Financial Condition" on page 16 of the 1995 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report. The Company is unable to predict the final results of this proceeding and what modifications, if any, will be made to the amount proposed to be refunded to New York ratepayers.

     Information regarding the NJBPU audit of RECO and amounts previously refunded or proposed to be refunded by the Company to New Jersey ratepayers is contained in the 1995 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Rate Activities" on page 17, and in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10. In addition, by order dated February 21, 1996 the NJBPU approved RECO's proposed refund of $482,000 while noting that this refund in no way limits any future NJBPU action which might result from the discovery of additional misappropriated funds.

     Information regarding the Company's involvement in, and the effect on the Company of, pipeline take-or-pay proceedings before the FERC is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 12 of the Notes to Consolidated Financial Statements - "Gas Supply and Storage Contracts" on pages 14 and 29, respectively, of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the information contained under the caption "Take-or-Pay Surcharge Costs and FERC Order No. 636 Transition Costs" of "Gas Operations" in Item 1 of this Form 10-K Annual Report.

     The Company's gas operations were not materially affected by take-or-pay charges in 1995. However, as required by the NYPSC in Case No. 88-G-062, the Company has deferred $1.6 million of these costs. By Order dated June 29, 1995, the NYPSC approved a settlement agreement which resolves all issues concerning the Company's take-or-pay liability. The settlement agreement allows the Company to recover the $1.6 million of take-or-pay charges and accrued interest billed to it through February 28, 1995 over the next three years.

     On April 8, 1992, the FERC issued Order No. 636 requiring interstate natural gas pipelines to unbundle their sales and transportation services and to offer each of these services on a stand alone basis. It is currently estimated that the Company's obligation related to Order No. 636 transition costs will amount to $25.1 million. Information regarding the Company's involvement in, and effect on the Company of, Order No. 636 and its related proceedings is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" and in
Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on pages 14 and 29, respectively, of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the information contained under the caption "Take-or-Pay Surcharge Costs and FERC Order 636 Transition Costs" of "Gas Operations" in Item 1 of this
Form 10-K Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

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

Officers, Age, and Title                 Business Experience Past Five Years

D. Louis Peoples, 55                     Vice Chairman of the Board and Chief
Vice Chairman of the                     Executive Officer since July 14, 1994.
Board of Directors and                   Executive Vice President, and a member
Chief Executive Officer                  of the Board of Directors, Madison
                                         Gas and Electric Company, Madison,
                                         Wisconsin from 1992 to 1993.  Senior
                                         Vice President, RCG/Hagler, Bailly
                                         Inc., San Francisco, California from
                                         1991 to 1992.  Senior Vice President
                                         and a member of the Board of
                                         Directors, Nuclear Services Division,
                                         Tenera, L.P., Berkeley, California
                                         from 1990 to 1991.

Larry S. Brodsky, 47                     President and Chief Operating Officer
President and Chief                      since January 1, 1996.  Senior Vice
Operating Officer                        President from 1994 to 1995 and Vice
                                         President from 1987 to 1994,
                                         Illinois Power Company, Decatur,
                                         Illinois.

R. Lee Haney, 56                         Vice President and Chief Financial
Vice President and                       Officer since September 8, 1994.
Chief Financial Officer                  Senior Vice President from January
                                         1993 until September 1994, and Vice
                                         President and Chief Financial Officer
                                         until January 1993, San Diego Gas &
                                         Electric Company, San Diego,
                                         California.

G. D. Caliendo, 55                       Vice President, General Counsel and
Vice President,                          Secretary since March 2, 1995.
General Counsel                          Senior Vice President, General
and Secretary                            Counsel and Secretary of Pennsylvania
                                         Power and Light Company, Allentown,
                                         Pennsylvania from 1989 to 1994.

Robert J. Biederman, Jr., 43             Vice President since April 1990.
Vice President, Operations               Director of Operations from 1986 until
                                         April 1990.

Nancy M. Jakobs, 54                      Vice President, Human Resources since
Vice President,                          April 6, 1995.  Partner, Jakobs and
Human Resources                          Associates International, New City,
                                         New York from 1991 to 1995.  Associate
                                         Consultant, Gilbert Tweed Associates,
                                         West Orange, New Jersey from 1989 to
                                         1991.

Robert J. McBennett, 53                  Treasurer since 1984, and Controller
Treasurer and Controller                 since 1995.

George V. Bubolo, Jr., 51                Division Vice President - Engineering
Division Vice President,                 and System Operations since March 1,
Engineering and System                   1996.  Director, Engineering and
Operations                               System Operations from November 1,
                                         1994 until March 1, 1996.  Director,
                                         Electric Operations from 1983 until
                                         November 1, 1994.

Vincent R. Tummarello, 45                Division Vice President - Electric
Division Vice President,                 Production since November 1, 1994.
Electric Production                      Director, Electric Production from
                                         April 1, 1985 until November 1, 1994.

                                   PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

    The Company's Common Stock, par value $5.00 per share ("Common Stock"), is listed on the New York Stock Exchange under the ticker symbol ORU. The Common Stock is listed in published stock tables as "OranRk".

    At December 31 1995, there were 22,916 holders of record of the Company's Common Stock. During 1995 dividend payments were made to holders of the Company's Common Stock on February 1, May 1, August 1 and November 1.

    Quarterly market price and dividend information on the Company's Common Stock is as follows:

                   Quarter       High          Low        Dividend

          1995        1        $33 3/8       $31 1/4        $.64
                      2         34 3/8        30 7/8         .64
                      3         35 5/8        31 1/8         .645
                      4         37 3/8        34 3/8         .645

          1994        1         41 1/4        32 1/8         .63
                      2         35 7/8        30 1/2         .63
                      3         31 7/8        29 1/2         .64
                      4         32 1/2        28 3/8         .64

    Information regarding the restriction of retained earnings for dividend payments is contained in Note 4 of the Notes to Consolidated Financial Statements - "Retained Earnings" on page 25 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Item 6.  Selected Financial Data

    The information required by this Item is contained under the captions "Financial Statistics - Common Stock Data", and "Financial Statistics - Selected Financial Data" on page 36 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required by this Item is contained under the caption "Review of the Company's Results of Operations and Financial Condition" on pages 11 through 18 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary financial information required by this Item are contained on pages 19 through 33 of the 1995 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Such information is listed in Item l4(a)(1) "Financial Statements" of this Form 10-K Annual Report.

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

    The accounting firm of Grant Thornton LLP audited the Company's consolidated financial statements for 1993 and prior years. Upon recommendation of the Audit Committee, the Board of Directors decided to solicit bids for the performance of auditing services for the Company for 1994. Bids were received from six public accounting firms, including Grant Thornton LLP. Based on a review of the competing bids, the Audit Committee believed that the selection of Arthur Andersen LLP would be in the best interests of the Company and recommended such selection to the Board of Directors.

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

                                 PART III

    The information required by Item 10 - Directors and Executive Officers of the Registrant is contained on page 34 of this Form 10-K Annual Report and in the Company's definitive Proxy Statement in connection with the 1996 Annual Meeting of Common Shareholders (the "Proxy Statement"), which material is incorporated by reference in this Form 10-K Annual Report. The information required by Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions is contained in Section 1, "Election of Directors," of the Proxy Statement which material is incorporated by reference in this Form 10-K Annual Report. With the exception of this information, the Proxy Statement is not deemed filed as part of this Form 10-K Annual Report.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries appearing on pages 19 through 33 of the 1995 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of these consolidated financial statements and the information incorporated in Items 1, 3, 5, 6, 7 and 8, herein, the 1995 Annual Report to Shareholders is not deemed filed as part of this Form 10-K Annual Report.
                                                                   Page*
Consolidated Statements of Income and Retained Earnings for the
 years ended December 31, 1995, 1994 and 1993.                      19

Consolidated Balance Sheets as of December 31, 1995 and 1994.       20

Consolidated Cash Flow Statements for the years ended
 December 31, 1995, 1994 and 1993.                                  22

Notes to Consolidated Financial Statements.                         23

Report of Independent Public Accountants.                           33

     *Page number reference is to the 1995 Annual Report to Shareholders

(a)(2) Financial Statement Schedules                               Page**

Valuation and Qualifying Accounts and Reserves for the years
 ended December 31, 1995, 1994 and 1993 (Schedule II).              49

     **Page number reference is to this Form 10-K Annual Report

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    The information required by Rule 5-04, Schedule I - Condensed Financial Information of Registrant has been omitted since Consolidated Financial State-ments of the Registrant and its subsidiaries are contained in the Company's 1995 Annual Report to Shareholders and the test prescribed was not met.

 (a)(3) Exhibits

 * 3.1  Restated Certificate of Incorporation, as amended through
        April 14, 1988.  (Exhibit 4.1 to Registration Statement
        33-25359).

 * 3.2 By-Laws, as amended through June 29, 1995. (Exhibit 3.2 to Form 10-Q for the period ended June 30, 1995, File
        No. 1-4315).

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

 * 4.31 Thirty-fourth Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1994. (Exhibit 4.31 to Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4315).

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

+*10.11 Officers' Supplemental Retirement Plan, as amended April 1, 1993.
        (Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1993, File 1-4315).

+*10.12 Incentive Compensation Plan, amended January 3, 1991. (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

 *10.13 Severance Pay Plan, as amended January 3, 1991.  (Exhibit 10.13 to
        Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

  10.14 Management Long-Term Disability Plan as amended January 1, 1996.

 *10.17 Coal Purchase and Sale Agreement among Orange and Rockland Utilities,
        Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated March 9, 1984, as amended through July 1, 1994. (Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1994, File 1-4315).

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

+*10.20 Orange and Rockland Utilities, Inc. Post Director Service Retainer
        Continuation Program, as amended March 2, 1995. (Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 1994, File 1-4315).

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

+*10.28 Agreement between Orange and Rockland Utilities, Inc. and Victor J.
        Blanchet, Jr. dated March 1, 1995. (Exhibit 10.28 to Form 10-K for the year ended December 31, 1994, File No. 1-4315). (Portions of
        Exhibit 10.28 have been omitted pursuant to an Order of the SEC dated May 25, 1995 granting confidential treatment).

+*10.29 Deferred Compensation Plan for Non Employee Directors as amended through October 6, 1994. (Exhibit 10.29 to Form 10-K for the year ended December 31, 1994, File No. 1-4315).

+*10.30 Letter Agreement dated April 6, 1995 between Orange and Rockland
        Utilities, Inc. and G. D. Caliendo regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.30 to Form 10-Q for the period ended June 30, 1995, File No. 1-4315).

+*10.31 Letter Agreement dated September 21, 1995 between Orange and Rockland
        Utilities, Inc. and Nancy M. Jakobs regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.31 to Form 10-Q for the period ended September 30, 1995, File No. 1-4315).

+*10.35 Severance Agreement dated October 18, 1995 between Orange and Rockland
        Utilities, Inc. and Nancy M. Jakobs. (Exhibit 10.35 to Form 10-Q for the period ended September 30, 1995, File No. 1-4315).

+ 10.36 Agreement dated January 22, 1996 between Orange and Rockland Utilities,
        Inc. and D. L. Peoples regarding change in control arrangements.

+ 10.37 Agreement dated January 21, 1996 between Orange and Rockland Utilities,
        Inc. and G. D. Caliendo regarding change in control arrangements.

+ 10.38 Agreement dated January 22, 1996 between Orange and Rockland Utilities,
        Inc. and R. L. Haney regarding change in control arrangements.

+ 10.39 Agreement dated January 22, 1996 between Orange and Rockland Utilities,
        Inc. and L. S. Brodsky regarding change in control arrangements.

+*10.40 Performance Share Unit Plan effective January 1, 1995, described on pages 10-11 of the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 8, 1996 for its 1996 Annual Meeting of shareholders, which description is hereby incorporated by reference (File No. 1-4315).

+*10.41 Annual Team Incentive Plan effective January 1, 1995, described on pages 9-10 of the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 8, 1996 for its 1996 Annual Meeting of shareholders, which description is hereby incorporated by reference (File No. 1-4315).

+ 10.42 Letter Agreement dated February 16, 1995 between Orange and Rockland
        Utilities, Inc. and G. D. Caliendo regarding employment.

+ 10.43 Letter Agreement dated July 14, 1994 between Orange and Rockland
        Utilities, Inc. and D. L. Peoples regarding employment.

+ 10.44 Letter Agreement dated November 14, 1995 between Orange and Rockland
        Utilities, Inc. and L. S. Brodsky regarding employment.

+ 10.45 Letter Agreement dated March 21, 1995 between Orange and Rockland
        Utilities, Inc. and Nancy M. Jakobs regarding employment.

+ 10.46 Letter Agreement dated September 2, 1994 between Orange and Rockland
        Utilities, Inc. and R. L. Haney regarding employment.

 13    The Company's 1995 Annual Report to Shareholders to the extent identified in this Form 10-K Annual Report for the fiscal year ended December 31, 1995.

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

    - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of August 15, 1994.

    - Indenture of Trust between NYSERDA and the Bank of New York, as Trustee, relating to the Pollution Control Refunding Revenue Bonds dated as of July 1, 1995.

    - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of July 1, 1995.

 (b) Reports on Form 8-K

        The Company has not filed any reports on Form 8-K current report covering an event during the fourth quarter of 1995.

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

Date:  March 18, 1996

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

        Signature and Title               Capacity in Which Signing


        D. LOUIS PEOPLES*                 Chief Executive
        (D. Louis Peoples,                Officer, Director
        Vice Chairman of the
        Board of Directors and
        Chief Executive Officer)

        R. LEE HANEY*                     Chief Financial Officer
        (R. Lee Haney, Vice President
        and Chief Financial Officer)

        ROBERT J. MCBENNETT*              Controller
        (Robert J. McBennett,
        Treasurer and Controller)

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

        JON F. HANSON*                    Director
        (Jon F. Hanson)

        KENNETH D. McPHERSON*             Director
        (Kenneth D. McPherson)

        JAMES F. O'GRADY, JR.*            Director
        (James F. O'Grady, Jr.)

        FREDERIC V. SALERNO*              Director
        (Frederic V. Salerno)

        LINDA C. TALIAFERRO*              Director
        (Linda C. Taliaferro)

        *By G. D. CALIENDO
        (G. D. Caliendo,
         Attorney-in-fact)


Date:  March 18, 1996

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




        We have audited in accordance with generally accepted auditing standards, the 1995 and 1994 consolidated financial statements included in Orange and Rockland Utilities, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1996. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1995 and 1994 (see index of financial statements) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


New York, New York
February 1, 1996





                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


        As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-25358, 33-25359 and 33-22129) and on Form S-3 (File No. 33-63872).



ARTHUR ANDERSEN LLP


New York, New York
March 18, 1996

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



Board of Directors and Shareholders of
Orange and Rockland Utilities, Inc.

        In connection with our audit of the consolidated financial statements of Orange and Rockland Utilities, Inc. and Subsidiaries for the year ended December 31, 1993 referred to in our report dated February 16, 1994, which report included an explanatory paragraph that described the investigations and litigation discussed in Note 12 (Legal Proceedings) of those statements, which is included in the 1993 Annual Report to Shareholders and incorporated by reference in this Form 10-K, we have also audited the schedule listed in the Index at Item 14(a)(2) for the year ended December 31, 1993. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



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




                                          GRANT THORNTON LLP


New York, New York
March 18, 1996

                                                                          SCHEDULE II


           ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1995, 1994 and 1993
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
                           Balance at   Charged to   Charged                  at
                           beginning    costs and    to other               end of
Description                of period     expenses    accounts  Deductions    period




December 31, 1995
  Allowance for Uncollect-
   ible accounts:
     Customer accounts       $2,200       $2,374      $565      $2,832       $2,307
     Other accounts             209          825        35         900          169
     Gas marketing accounts     327           60         -         254          133
                             $2,736       $3,259      $600(A)   $3,986(B)    $2,609

  Reserve for Claims
   and Damages               $4,713       $  720      $ 52      $1,637(C)    $3,848

  Gas Turbine Maintenance
   Reserve                  $  (258)      $  622      $  -      $  566(C)   $  (202)






December 31, 1994
  Allowance for Uncollect-
   ible accounts:
    Customer accounts        $2,026       $2,493      $391      $2,710      $ 2,200
    Other accounts              102          544         8         445          209
    Gas marketing accounts      471          287         2         433          327
                             $2,599       $3,324      $401(A)   $3,588(B)   $ 2,736

  Reserve for Claims
   and Damages               $3,830       $2,474      $140      $1,731(C)   $ 4,713

 Gas Turbine Maintenance
  Reserve                   $(1,375)      $1,367      $  -      $  250(C)   $  (258)






                                                                      (Continued)

                                                                          SCHEDULE II


           ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1995, 1994 and 1993
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




(A) Includes collection of accounts previously written off of $600 in 1995, $401 in 1994, and $404 in 1993.
(B) Accounts considered uncollectible and charged off of $3,986 in 1995, $3,588 in 1994 and $2,800 in 1993.
(C) Payments of damage claims of $1,637 in 1995, $1,731 in 1994 and $1,732 in 1993 and maintenance expenses of $566 in 1995, $250 in 1994 and $210 in 1993.


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549



                           ________________________




                                   FORM 10-K



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF




                          THE SECURITIES ACT OF 1934




                           ________________________






Fiscal Year Ended December 31, 1995          Commission File Number 1-4315






                     ORANGE AND ROCKLAND UTILITIES, INC.
            (Exact name of Registrant as Specified in its Charter)




                                   EXHIBITS

                      Orange and Rockland Utilities, Inc.
                               Index of Exhibits
                                1995 Form 10-K


 * 3.1  Restated Certificate of Incorporation, as amended through
        April 14, 1988.  (Exhibit 4.1 to Registration Statement
        33-25359).

 * 3.2 By-Laws, as amended through June 29, 1995. (Exhibit 3.2 to Form 10-Q for the period ended June 30, 1995, File
        No. 1-4315).

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

 * 4.31 Thirty-fourth Supplemental Indenture to the First Mortgage of the Company, dated as of April 1, 1994. (Exhibit 4.31 to Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4315).

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

+*10.11 Officers' Supplemental Retirement Plan, as amended April 1, 1993.
        (Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1993, File 1-4315).

+*10.12 Incentive Compensation Plan, amended January 3, 1991. (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

 *10.13 Severance Pay Plan, as amended January 3, 1991.  (Exhibit 10.13 to
        Form 10-K for the fiscal year ended December 31, 1990, File
        No. 1-4315).

  10.14 Management Long-Term Disability Plan as amended January 1, 1996.

 *10.17 Coal Purchase and Sale Agreement among Orange and Rockland Utilities,
        Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated March 9, 1984, as amended through July 1, 1994. (Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1994, File 1-4315).

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

+*10.20 Orange and Rockland Utilities, Inc. Post Director Service Retainer
        Continuation Program, as amended March 2, 1995. (Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 1994, File 1-4315).

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

+*10.28 Agreement between Orange and Rockland Utilities, Inc. and Victor J.
        Blanchet, Jr. dated March 1, 1995. (Exhibit 10.28 to Form 10-K for the year ended December 31, 1994, File No. 1-4315). (Portions of
        Exhibit 10.28 have been omitted pursuant to an Order of the SEC dated May 25, 1995 granting confidential treatment).

+*10.29 Deferred Compensation Plan for Non Employee Directors as amended through October 6, 1994. (Exhibit 10.29 to Form 10-K for the year ended December 31, 1994, File No. 1-4315).

+*10.30 Letter Agreement dated April 6, 1995 between Orange and Rockland
        Utilities, Inc. and G. D. Caliendo regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.30 to Form 10-Q for the period ended June 30, 1995, File No. 1-4315).

+*10.31 Letter Agreement dated September 21, 1995 between Orange and Rockland
        Utilities, Inc. and Nancy M. Jakobs regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.31 to Form 10-Q for the period ended September 30, 1995, File No. 1-4315).

+*10.35 Severance Agreement dated October 18, 1995 between Orange and Rockland
        Utilities, Inc. and Nancy M. Jakobs. (Exhibit 10.35 to Form 10-Q for the period ended September 30, 1995, File No. 1-4315).

+ 10.36 Agreement dated January 22, 1996 between Orange and Rockland Utilities,
        Inc. and D. L. Peoples regarding change in control arrangements.

+ 10.37 Agreement dated January 21, 1996 between Orange and Rockland Utilities,
        Inc. and G. D. Caliendo regarding change in control arrangements.

+ 10.38 Agreement dated January 22, 1996 between Orange and Rockland Utilities,
        Inc. and R. L. Haney regarding change in control arrangements.

+ 10.39 Agreement dated January 22, 1996 between Orange and Rockland Utilities,
        Inc. and L. S. Brodsky regarding change in control arrangements.

+*10.40 Performance Share Unit Plan effective January 1, 1995, described on pages 10-11 of the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 8, 1996 for its 1996 Annual Meeting of shareholders, which description is hereby incorporated by reference (File No. 1-4315).

+*10.41 Annual Team Incentive Plan effective January 1, 1995, described on pages 9-10 of the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 8, 1996 for its 1996 Annual Meeting of shareholders, which description is hereby incorporated by reference (File No.1-4315).

+ 10.42 Letter Agreement dated February 16, 1995 between Orange and Rockland
        Utilities, Inc. and G. D. Caliendo regarding employment.

+ 10.43 Letter Agreement dated July 14, 1994 between Orange and Rockland
        Utilities, Inc. and D. L. Peoples regarding employment.

+ 10.44 Letter Agreement dated November 14, 1995 between Orange and Rockland
        Utilities, Inc. and L. S. Brodsky regarding employment.

+ 10.45 Letter Agreement dated March 21, 1995 between Orange and Rockland
        Utilities, Inc. and Nancy M. Jakobs regarding employment.

+ 10.46 Letter Agreement dated September 2, 1994 between Orange and Rockland
        Utilities, Inc. and R. L. Haney regarding employment.

  13 The Company's 1995 Annual Report to Shareholders to the extent identified in this Form 10-K Annual Report for the fiscal year ended December 31, 1995.

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

    - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of August 15, 1994.

    - Indenture of Trust between NYSERDA and the Bank of New York, as Trustee, relating to the Pollution Control Refunding Revenue Bonds dated as of July 1, 1995.

    - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of July 1, 1995.