Form 10-Q
period 1996-03-31
ORANGE & ROCKLAND UTILITIES INC
filed 1996-05-13
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    March 31, 1996

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

Common Stock - $5 Par Value                   13,653,899 Shares
         (Class)                         (Outstanding at April 30, 1996)




                            TABLE OF CONTENTS





                                                                Page
     PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated Balance Sheets (Unaudited)
             at March 31, 1996 and December 31, 1995             1

             Consolidated Statements of Income (Unaudited)
             for the three months ended March 31, 1996
             and March 31, 1995                                  3

             Consolidated Cash Flow Statements (Unaudited)
             for the three months ended March 31, 1996
             and March 31, 1995                                  4

             Notes to Consolidated Financial Statements          5

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 7


     PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings                                   14

     ITEM 4. Submission of Matters to a Vote of
             Security Holders                                    14

     ITEM 6. Exhibits and Reports on Form 8-K                    15

     Signatures                                                  16

                           PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets (Unaudited)
                                       Assets

                                                                March 31,   December 31,
                                                                  1996          1995
                                                                (Thousands of Dollars)
Utility Plant:
    Electric                                                   $  997,526   $  993,926
    Gas                                                           212,115      211,135
    Common                                                         56,800       56,796
           Utility Plant in Service                             1,266,441    1,261,857
    Less accumulated depreciation                                 428,424      419,844
           Net Utility Plant in Service                           838,017      842,013
    Construction work in progress                                  33,195       31,655
           Net Utility Plant                                      871,212      873,668

Non-utility Property:
    Non-utility property                                           20,154       34,376
    Less accumulated depreciation, depletion and amortization       3,282       12,945
           Net Non-utility Property                                16,872       21,431

Current Assets:
    Cash and cash equivalents                                       5,481        5,164
    Temporary cash investments                                        520        1,335
    Customer accounts receivable, less allowance for
      uncollectible accounts of $2,312 and $2,307                  70,878       61,653
    Accrued utility revenue                                        20,521       22,198
    Other accounts receivable, less allowance for
      uncollectible accounts of $148 and $169                       9,601        9,752
    Gas marketing accounts receivable, less allowance
      for uncollectible accounts of $347 and $133                  42,327       51,198
    Materials and supplies (at average cost)                       25,990       32,668
    Prepaid property taxes                                         22,070       20,687
    Prepayments and other current assets                           23,192       26,463
           Total Current Assets                                   220,580      231,118

Deferred Debits:
    Income tax recoverable in future rates                         72,252       72,631
    Deferred revenue taxes                                         15,008       15,596
    Deferred pension and other postretirement benefits             10,905       10,422
    IPP settlements                                                39,685       40,034
    Unamortized debt expense (amortized over
      term of securities)                                          11,075       11,417
    Other deferred debits                                          33,217       32,821
           Total Deferred Debits                                  182,142      182,921

           Total                                               $1,290,806   $1,309,138

The accompanying notes are an integral part of these statements.

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets (Unaudited)
                              Capitalization and Liabilities

                                                                March 31,   December 31,
                                                                   1996         1995
                                                                (Thousands of Dollars)
Capitalization:
    Common stock (13,653,754 and 13,653,613 shares
      outstanding)                                             $   68,269   $   68,268
    Premium on capital stock                                      133,610      133,607
    Capital stock expense                                          (6,107)      (6,107)
    Retained earnings                                             188,972      184,008
           Total Common Stock Equity                              384,744      379,776
    Non-redeemable preferred stock (428,443 shares
      outstanding)                                                 42,844       42,844
    Non-redeemable cumulative preference stock (12,440
      and 12,539 shares outstanding)                                  405          409
           Total Non-Redeemable Stock                              43,249       43,253
    Redeemable preferred stock (13,896 shares outstanding)          1,390        1,390
    Long-term debt                                                359,638      359,736
           Total Capitalization                                   789,021      784,155

Non-current Liabilities:
    Reserve for claims and damages                                  3,685        3,848
    Postretirement benefits                                        14,421       13,756
    Pension costs                                                  39,940       38,740
           Total Non-current Liabilities                           58,046       56,344

Current Liabilities:
    Notes Payable and obligations due within one year              58,479       68,550
    Accounts payable                                               48,287       62,082
    Gas marketing accounts payable                                 32,143       44,630
    Accrued Federal income and other taxes                         15,940        2,050
    Refundable fuel and gas costs                                  19,916       11,314
    Refunds to customers                                           16,699       13,903
    Other current liabilities                                      29,557       38,192
           Total Current Liabilities                              221,021      240,721

Deferred Taxes and Other:
    Deferred Federal income taxes                                 179,981      183,396
    Deferred investment tax credits                                16,014       16,217
    Accrued IPP settlement agreements                              17,500       17,500
    Other deferred credits                                          9,223       10,805
           Total Deferred Taxes and Other                         222,718      227,918

           Total                                               $1,290,806   $1,309,138


The accompanying notes are an integral part of these statements.

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income (Unaudited)
                                                              Three Months
                                                              Ended March 31,
                                                              1996       1995
                                                           (Thousands of Dollars)
Operating Revenues:
  Electric                                                  $108,019  $107,904
  Gas                                                         78,944    59,121
          Total Utility Revenues                             186,963   167,025
  Diversified activities                                      98,709   144,782
          Total Operating Revenues                           285,672   311,807
Operating Expenses:
  Operations:
    Fuel used in electric production                           7,746    18,018
    Electricity purchased for resale                          25,936    11,460
    Gas purchased for resale                                  47,637    29,991
    Non-utility gas marketing purchases                       95,901   142,125
    Other expenses of operation                               34,436    36,322
  Maintenance                                                  9,754     9,471
  Depreciation and amortization                                8,261     9,009
  Amortization of property losses                                982     1,540
  Taxes other than income taxes                               25,857    25,224
  Federal income taxes                                        12,004     7,917
  Deferred Federal income taxes                               (4,339)      210
  Amortization of investment tax credit                          (29)      (29)
          Total Operating Expenses                           264,146   291,258
Income from Operations                                        21,526    20,549
Other Income and (Deductions):
  Allowance for other funds used
    during construction                                            5        11
  Investigation costs                                              -      (381)
  Other - net                                                  1,034     5,039
  Taxes other than income taxes                                  (91)     (438)
  Federal income taxes                                          (110)      523
  Deferred Federal income taxes                                 (172)   (2,152)
  Amortization of investment tax credit                          174       177
       Total Other Income and (Deductions)                       840     2,779
Income Before Interest Charges                                22,366    23,328
Interest Charges:
  Interest on long-term debt                                   6,236     6,926
  Other interest                                               1,357     1,201
  Amortization of debt premium and expense-net                   365       340
  Allowance for borrowed funds used during
    construction                                                (147)     (460)
          Total Interest Charges                               7,811     8,007
Net Income                                                    14,555    15,321
Dividends on preferred and preference stock,
  at required rates                                              756       784
Earnings applicable to common stock                         $ 13,799  $ 14,537

Avg. number of common shares outstanding (000's)              13,654    13,653

Earnings per average common share outstanding               $   1.01  $   1.06

Dividends declared per common share outstanding             $   .645  $    .64

The accompanying notes are an integral part of these statements.

                   ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                       Consolidated Cash Flow Statements (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                              1996          1995
                                                            (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                  $14,555       $15,321
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                              9,723         9,384
   Deferred Federal income taxes                             (4,167)        2,362
   Deferred investment tax credit                              (203)         (206)
   Deferred and refundable fuel and gas costs                 8,602         9,099
   Allowance for funds used during construction                (152)         (471)
   Other non-cash charges                                     1,773         1,891
   Changes in certain current assets and liabilities:
      Accounts and gas marketing accounts receivable,
        net and accrued utility revenues                      1,474        12,057
      Materials and supplies                                  6,420         8,226
      Prepaid property taxes                                 (1,383)       (1,916)
      Prepayments and other current assets                    3,271         5,170
      Operating and gas marketing accounts payable          (26,282)      (49,064)
      Accrued Federal Income and other taxes                 13,890         6,290
      Accrued interest                                       (2,430)       (3,379)
      Refunds to customers                                    2,796           (56)
      Other current liabilities                              (6,099)         (298)
   Other-net                                                  3,691        (4,920)
Net Cash Provided from Operations                            25,479         9,490

Cash Flow from Investing Activities:
Additions to plant                                           (6,246)       (6,610)
Temporary cash investments                                      815         1,235
Allowance for funds used during construction                    152           471
Net Cash Used in Investing Activities                        (5,279)       (4,904)

Cash Flow from Financing Activities:
Retirements of:
   Long-term debt                                              (112)         (150)
   Capital lease obligations                                   (138)         (127)
Net borrowings (repayments) under
   short-term debt arrangements*                            (10,071)       10,330
Dividends on preferred and common stock                      (9,562)       (9,524)
Net Cash Provided From (Used in) Financing Activities       (19,883)          529
Net Change in Cash and Cash Equivalents                         317         5,115
Cash and Cash Equivalents at Beginning of Period              5,164        16,081
Cash and Cash Equivalents at End of Period                  $ 5,481       $21,196


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
      Interest, net of amounts capitalized                  $ 9,784       $11,019

* Debt with maturities of 90 days or less.

 The accompanying notes are an integral part of these statements.

             ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three month periods ended March 31, 1996 and 1995, and the consolidated cash flow statements for the three month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 1996, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1995 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All significant intercompany balances and transactions have been eliminated.

4. Contingencies at March 31, 1996 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1995 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1995 Form 10-K Annual Report, except the status of regulatory matters is updated in Part I, Item 2. under the caption
     "Rate Activities".

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. The Company has discontinued its gas production business, which it operated through its subsidiary O&R Energy Development, Inc. ("ORED"). ORED sold all of its oil and gas interests effective December 1, 1995 and has ceased operations. This will not have a material effect on the Company's results of operations.

7.   In March 1995, the Financial Accounting Standards Board issued SFAS
     No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This Statement imposes criteria for the continued recognition of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996. Based on the current regulatory structure in which the Company operates, the adoption did not have any effect on the financial position or results of operations of the Company. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

8. The Internal Revenue Service ("IRS") has completed their examination of the Company's tax returns for 1990, 1991 and 1992. The Company and IRS have agreed, during the second quarter, to an assessment for a tax deficiency of approximately $1.7 million plus interest, which primarily relates to the misuse and misappropriation of Company funds during this period. After offsetting the assessment with established reserves and other related items, this settlement will have a minimal effect on the operating results of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:
                             Financial Performance

The Company's consolidated earnings per average common share outstanding for the first quarter of 1996 were $1.01 as compared to $1.06 for the first quarter of 1995. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding were 13.7 million for the first quarters of both 1996 and 1995.

The current quarterly dividend rate of $.645 is equivalent to an annual dividend rate of $2.58 per share. Dividends declared during the twelve months ended March 31, 1996 amounted to $2.575 with a dividend payout ratio of 101.57% as compared to $2.55 a year ago with a payout ratio of 98.46%.

The return on average common equity for the twelve months ended March 31, 1996 was 9.16% as compared to 9.33% for the twelve months ended March 31, 1995.


                        Capital Resources and Liquidity

At March 31, 1996, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $67.5 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $20.0 million at March 31, 1996, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments. The average daily balance of short-term borrowings for the three months ended March 31, 1996 amounted to $61.7 million at an effective interest rate of 5.8% as compared to $38.6 million at an effective interest rate of 6.4% for the same period of 1995.
The level of temporary cash investments for the three months ended March 31, 1996 decreased to an average daily balance of $1.5 million at an effective interest rate of 5.2% from $17.1 million at an effective interest rate of 5.8% for the same period of 1995.

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

On October 2, 1995, the Company, the NYPSC Staff and the New York State Consumer Protection Board ("CPB"), reached a settlement which resolves all outstanding issues relating to the NYPSC investigation of alleged financial improprieties as described below. The settlement provides for, among other things, the cancellation of the second stage gas base rate increase discussed above. All deferred balances resulting from expense reconciliations and deferral of the second stage rate adjustment are to be offset with an equal amount of deferred credits resulting from certain changes approved as part of the original multi-year rate plan. In addition, the settlement provides for the recognition in gas rates of the change in accounting required by SFAS 106
- - Employer Accounting for Postretirement Benefits Other Than Pensions. The annual cost increase due to gas operations as a result of SFAS 106 will be offset by an equal amount of previously deferred credits. On January 25, 1996, the Administrative Law Judge ("ALJ") recommended approval of the settlement. On May 3, 1996 the NYPSC issued an order approving the settlement.

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

On September 19, 1994, the Company filed an appeal with the Supreme Court of New York challenging the legality of the June Order. The appeal argued that by changing the excess earnings threshold from 12.0% to 10.6% for the first six months of 1994, the NYPSC engaged in retroactive ratemaking. The appeal also argued that there was no evidence in the record to support a determination that the cost of equity was 10.6%. This appeal was withdrawn pursuant to a Stipulation approved by the NYPSC on August 1, 1995, as described below.

On February 17, 1995, O&R submitted a compliance filing regarding the operation of the Revenue Decoupling Mechanism ("RDM"). The filing included a proposal to reduce the RDM Adjustment Factor from $7.7 million to $0 effective May 1, 1995 reflecting the completion of the recovery of an RDM undercollection applicable to the year 1993. This equates to a 2.3% annual reduction in revenues. In addition, the filing requested that a net RDM overcollection of $0.7 million for the year 1994 be retained by the Company as a future rate moderator, subject to NYPSC verification. On April 19, 1995, the NYPSC approved the proposals, and the reduction of $7.7 million in the RDM Adjustment Factor became effective on May 1, 1995.

On May 25, 1995, the Company filed with the NYPSC for a decrease in electric revenues of $6.1 million to be effective April 1, 1996 (Case 95-E-0491). This equates to an overall reduction of 1.8 percent in annual retail revenues. The filing reflects a reduction in operating expenses due to the complete recovery of the Company's share of the Sterling Nuclear Project and other cost reductions. The Company proposed a multi-year rate plan covering the three-year period ending on March 31, 1999 with no base rate increases in the second and third year of the plan. The Company proposed an overall return on capital of 9.17% with a sharing mechanism governing any return on common equity above 11.2%.

On August 1, 1995, the NYPSC approved a Stipulation which provides for the early implementation of the Company's proposed annual rate reduction of $6.1 million. As a result, reduced rates became effective August 1, 1995, which produced a revenue reduction of approximately $3.8 million for the period August 1, 1995 to March 31, 1996. The Stipulation also increased the excess earnings threshold from 10.6% to 11.3%, with equal sharing of earnings above 11.3% between shareholders and ratepayers for the period January 1, 1995 through March 31, 1996. The Stipulation also provided that the Company would withdraw its September 19, 1994 appeal to the Supreme Court of New York challenging the June Order.

The revenue reduction has been offset by the deferred revenue associated with the 1994 electric equity return in excess of 10.6% and the customers' share of earnings under the new sharing mechanism effective January 1, 1995. On April 2, 1996, the Company, NYPSC Staff, the CPB and the Industrial Energy Users Association ("IEUA") reached a settlement agreement which resolves all the remaining outstanding revenue requirement issues in the electric rate proceeding (Case 95-E-0491). Under the agreement, the Company will reduce its annual retail revenues from electric utility service by an additional $7.75 million, or 2.3% effective May 1, 1996. The base rate decrease will remain effective until April 30, 1999.

For the three year term of the settlement agreement, the authorized return on equity will be 10.4% and the Company will be permitted to retain all earnings up to 10.9%. Earnings in excess of 10.9% will be shared equally between customers and shareholders.

The agreement also provides for the recovery of all non-utility generator contract termination costs over approximately a four year amortization period. In addition, the settlement agreement contains several performance mechanisms (related to service reliability and customer service), a service guarantee pro-gram as well as a retail access pilot program called "PowerPickTM"(trademark). The PowerPickTM(trademark) pilot program will allow a limited number of customers to choose an alternative supplier of energy. The Company will continue to provide all other services such as reliability, customer service and billing. PowerPickTM(trademark) is designed to have a minimal impact on shareholders and non-participating customers. The settlement agreement also eliminates all revenue and expense reconciliation provisions of the RDM.
On May 3, 1996 the NYPSC issued an order approving the settlement agreement.

Other:

On November 10, 1994, the Company filed with the NYPSC, a quantification of the rate-making effects of its ongoing investigation into prior financial improprieties. The Company requested that the NYPSC approve a refund of approximately $3.4 million to its New York electric and gas customers. That amount is in addition to the $369,000 already refunded by the Company. This amount was charged to operations in the fourth quarter of 1994. The NYPSC has instituted a proceeding (Case 93-M-0849) to provide the opportunity for other parties, including the NYPSC Staff which was conducting an independent investigation of the Company, to be heard on this matter. On July 6, 1995, the NYPSC issued an order stating that the issues of the amount, timing and allocation of New York ratepayer refunds as a result of the investigation in Case 93-M-0849 should be considered in the context of the Company's current electric base rate case and ordered the consolidation of the two cases.

On October 2, 1995, the Company, the NYPSC Staff, the CPB and IEUA reached a settlement which resolves all outstanding issues relating to the NYPSC investigation of alleged financial improprieties. The settlement provides for a total of $8.5 million in rate relief for the Company's New York customers. The amount attributable to electric operations is $6.5 million and the amount attributable to gas operations is $2.0 million. The full impact of the settlement is reflected in the Company's results of operations after recording a charge of approximately $2.8 million during the third quarter of 1995. On January 25, 1996, the ALJ recommended approval of the settlement. On May 3, 1996 the NYPSC issued an order approving the settlement.

New Jersey

Under an agreement with the New Jersey Board of Public Utilities ("NJBPU") to return to customers any funds found to be misappropriated or otherwise questionable as a result of its investigation of certain Company officers and
former employees, Rockland Electric Company ("RECO"), a wholly-owned utility subsidiary of the Company, refunded to New Jersey ratepayers $93,000 through reductions in the applicable fuel adjustment charges in February and March
1994.  In December 1994, RECO submitted a proposal to the NJBPU to refund an additional $704,000.  By order dated January 27, 1995, the NJBPU approved this proposal and the refund was made in February 1995.

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

The final Management Audit, Ethics Review, and Oversight Ethics Review reports were approved by the NJBPU on July 7, 1995. The Oversight Ethics Review report acknowledges that the NJBPU has approved refunds to the Company's
New Jersey customers and generally comments favorably about the changes instituted by the Company. On February 21, 1996, the NJBPU approved RECO's 1996 Levelized Energy Adjustment Clause ("LEAC") filing whereby RECO will pass back an additional $482,000 of refunds related to the investigation of certain former officers of the Company, making the total amount refunded to RECO's customers $1,279,000. The Company believes that this is the final refund applicable to RECO. In addition, as part of this LEAC filing, RECO has been granted full recovery of its share of buyout costs associated with non-utility generator contracts entered into by the Company.


                             QUARTERLY COMPARISON

Results of Operations:

Earnings per average common share outstanding for the first quarter of 1996 amounted to $1.01 per share as compared to $1.06 per share for the first quarter of 1995.

While the Company experienced improvements in this quarter's utility and diversified operations, the lower earnings result from the impact of the gain realized on the formation of NORSTAR Holdings, Inc. ("NORSTAR") which was reflected in the first quarter of 1995.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $19.9 million in the first quarter of 1996 as compared to the same quarter of 1995.

Electric operating revenues during the current quarter were $108.0 million as compared to $107.9 million for the first quarter of 1995, an increase of $0.1
million.  Revenues were increased by $7.8 million as a result of increased sales volume changes of $4.0 million and fuel cost recoveries of $3.8 million.
This was offset by price changes of $1.5 million and regulatory reconciliations, including the RDM revenue target reconciliation, of $6.2 million.

Actual total sales of electric energy to retail customers during the first quarter of 1996 were 1,128,698 megawatt hours ("Mwh"), compared with 1,072,163 Mwh during the comparable period a year ago. This increase is attributable to increased usage and average number of customers when compared to the same period a year ago. Before reflecting the effect of the RDM revenues in the Company's New York jurisdiction, electric revenues associated with these sales were $111.6 million during the current quarter compared to $105.2 million during the first quarter of 1995, an increase of $6.4 million.

New York electric revenue targets under the Company's RDM, as established in a base rate case, net of fuel and taxes, amounted to $46.9 million for the first quarter of 1996. In accordance with RDM procedures, deviations between revenue targets and actual sales revenue are either recovered from or returned to customers. The variation between the target revenue and the Company's actual sales revenue of $50.3 million for the first quarter of 1996 was $3.4 million, which was recorded as a reduction to revenues. In the first quarter of 1995, the Company recorded $.1 million as a reduction to revenue.

Pending the final NYPSC decision on the settlement agreement, which is expected in early May 1996, the Company anticipates elimination of all revenue and expense reconciliation provisions of the RDM. Reference is made to the information contained under the caption "Rate Activities" in this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Gas operating revenues during the quarter were $78.9 million compared to $59.1 million for the first quarter of 1995, an increase of $19.8 million. Revenues were increased by gas cost recoveries of $14.5 million and sales volume changes of $6.6 million. This was offset by price changes of $1.3 million.

Gas sales to firm customers during the first quarter of 1996 totaled 9,943 million cubic feet ("Mmcf"), compared with 8,802 Mmcf during the same period a year ago. Gas revenues from firm customers were $72.8 million, compared with $56.1 million in the first quarter of 1995.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas
Marketing

The cost of fuel used in the production of electricity and purchased electricity costs increased by $4.2 million during the first quarter of 1996 when compared to the same quarter of 1995. This increase reflects the increase in the cost of fuel and purchased power as well as increased demand.

Purchased gas costs for utility operations were $47.6 million in the first quarter of 1996 compared to $30.0 million in 1995, an increase of $17.6 million. This increase in gas costs is attributable to the volume of gas purchased for resale and higher price.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses excluding fuel, purchased power and gas purchased for resale for the first quarter, decreased by $2.7 million compared with the same period in 1995. The decrease in expenses associated with utility operating expenses amounted to $2.5 million. The change in diversified operation and maintenance expenses was a decrease of $.2 million.

The decrease in other utility operation and maintenance expense is the result of a decrease in operation expenses of $2.1 million, of which $.7 million is attributable to Demand Side Management costs, a decrease in depreciation and amortization of $.9 million and a decrease in Federal income taxes of $.4 million. These decreases were offset by increases in maintenance expense of $.3 million and other taxes of $.6 million.

Diversified Activities

The Company's diversified activities consist of gas marketing and land development businesses conducted by wholly owned non-utility subsidiaries.

Revenues from diversified activities decreased by $46.1 million for the first quarter of 1996 as compared to the same quarter of 1995. The decrease in operating expenses for all diversified activities of $46.4 million is the result of decreased gas purchases of $46.2 million and by decreased operation expenses of $.2 million. The primary reason for the decrease in revenues and gas purchases is a result of restructuring the gas marketing business from large volume, low margin, wholesale customers towards securing higher margin retail customers.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $1.7 million during the first quarter of 1996 when compared to the same quarter of 1995. The decrease reflects the impact of the gain realized on the formation of NORSTAR in the first quarter of 1995 which amounted to $2.9 million, somewhat offset by decreases in interest charges of $.5 million and investigation charges of $.4 million.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None.


          Regulatory Matters

          Reference is made to the information contained under the caption "Rate Activities" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for background on the Company's electric base rate case filed with the NYPSC (Case 95-E-0491) on May 25, 1995.



Item 4. Submission of Matters to a Vote of Security Holders:

     (a)  The Company's Annual Meeting of Shareholders was held on April 10,
          1996.

     (b) The following directors were elected at the Annual Meeting of Shareholders on April 10, 1996: Jon F. Hanson was elected for a one-year term expiring at the Annual Meeting of Shareholders in 1997, and Ralph M. Baruch, Michael J. Del Giudice and Frederic V. Salerno were elected for three-year terms expiring at the Annual Meeting of Shareholders in 1999. The following Directors have continued in office after the meeting: J. Fletcher Creamer, James F. O'Grady, Jr., Kenneth D. McPherson, D. Louis Peoples, Linda C. Taliaferro and
          H. Kent Vanderhoef.

     (c) The following matters were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on April 10, 1996:

           1. The Company's nominees for election as Directors were elected by the following vote:

                                                 Shares         Shares   Broker
                                                  For          Withheld  Non-Votes

                  Jon F. Hanson                 11,291,978     225,261     N/A
                  Ralph M. Baruch               11,212,931     304,308     N/A
                  Michael J. Del Giudice        11,253,140     264,099     N/A
                  Frederic V. Salerno           11,267,311     249,928     N/A

            2.    A proposal to appoint the firm of Arthur Andersen LLP, independent public accountants, to audit the books, records and accounts of the Company and its subsidiaries for the year 1996 was approved by the following vote:

                  Shares          Shares        Shares         Broker
                   For            Against       Abstaining     Non-Votes

                  11,100,422      143,461       273,356        N/A

            3.    A proposal to amend Article Second of the Company's Certificate of
                  Incorporation to increase the number of shares of authorized
                  Common Stock of the Company to 50,000,000 shares was approved by the following vote:

                  Shares          Shares        Shares         Broker
                   For            Against       Abstaining     Non-Votes

                  9,238,288       1,887,662     390,606        683

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  3.3 Certificate of Amendment of the Certificate of Incorporation dated April 11, 1996.

                  3.4   Restated Certificate of Incorporation dated May 7, 1996.
            (b)   Reports on Form 8-K

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







                                    ORANGE AND ROCKLAND UTILITIES, INC.
                                               (Registrant)




     Date:  May 13, 1996           By   ROBERT J. MCBENNETT
                                        Robert J. McBennett
                                        Treasurer





     Date:  May 13, 1996            By  EDWARD M. MCKENNA
                                        Edward M. McKenna
                                        Controller