Form 10-Q
period 1996-06-30
ORANGE & ROCKLAND UTILITIES INC
filed 1996-08-12
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1996

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

     Commission file number 1-4315


                       ORANGE AND ROCKLAND UTILITIES, INC.
             (Exact name of registrant as specified in its charter)


     New York                                13-1717729
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation of organization)

One Blue Hill Plaza, Pearl River, New York                  10965
(Address of principal executive offices)                        (Zip code)

                                  (914)352-6000
              (Registrant's telephone number, including area code)


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


Common Stock - $5 Par Value                            13,654,024 Shares
                  (Class)                      (Outstanding at July 31, 1996)


                                TABLE OF CONTENTS



                                                                    Page
PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

       Consolidated Balance Sheets (Unaudited) at June 30, 1996
       and December 31, 1995                                          1

       Consolidated Statements of Income (Unaudited) for the three
       months and six months ended June 30, 1996 and June 30, 1995    3

       Consolidated Cash Flow Statements (Unaudited) for the six
       months ended June 30, 1996 and June 30, 1995                   4

       Notes to Consolidated Financial Statements                     5

ITEM 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                      7


PART II.  OTHER INFORMATION

ITEM 1.Legal Proceedings                                             16

ITEM 6.Exhibits and Reports on Form 8-K                              16

Signatures                                                           17

                         PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                                     Assets
                                                                         June 30, December 31,
                                                                          1996         1995
                                                                          (Thousands of Dollars)
Utility Plant:
     Electric                                                            $1,005,498$  993,926
     Gas                                                                    214,439   211,135
     Common                                                                  57,041    56,796
          Utility Plant in Service                                        1,276,978 1,261,857
     Less accumulated depreciation                                          428,402   419,844
          Net Utility Plant in Service                                      848,576   842,013
     Construction work in progress                                           30,594    31,655
          Net Utility Plant                                                 879,170   873,668

Non-utility Property:
     Non-utility property                                                    20,255    34,376
     Less accumulated depreciation, depletion and amortization                3,442    12,945
          Net Non-utility Property                                           16,813    21,431

Current Assets:
     Cash and cash equivalents                                                1,948     5,164
     Temporary cash investments                                               1,356     1,335
     Customer accounts receivable, less allowance for uncollectible
       accounts of $2,316 and $2,307                                         60,349    61,653
     Accrued utility revenue                                                 17,594    22,198
     Other accounts receivable, less allowance for uncollectible
       accounts of $86 and $169                                               6,726     9,752
     Gas marketing accounts receivable, less allowance for
       uncollectible accounts of $363 and $133                               32,681    51,198
     Materials and supplies (at average cost)                                29,666    32,668
     Prepaid property taxes                                                  12,642    20,687
     Prepayments and other current assets                                    31,954    26,463
          Total Current Assets                                              194,916   231,118

Deferred Debits:
     Income tax recoverable in future rates                                  74,393    72,631
     Deferred revenue taxes                                                  14,728    15,596
     Deferred pension and other postretirement benefits                      10,601    10,422
     IPP settlements                                                         28,956    40,034
     Unamortized debt expense (amortized over term of securities)            10,728    11,417
     Other deferred debits                                                   28,698    32,821
          Total Deferred Debits                                             168,104   182,921

               Total                                                     $1,259,003$1,309,138
The accompanying notes are an integral part of these statements.

               ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                         Capitalization and Liabilities
                                                                            June 30,  December 31,
                                                                            1996         1995
                                                                          (Thousands of Dollars)
Capitalization:
     Common stock (13,654,022 & 13,653,613 shares outstanding)           $  68,270 $   68,268
     Premium on capital stock                                              133,614    133,607
     Capital stock expense                                                  (6,107)    (6,107)
     Retained earnings                                                     176,195    184,008
          Total                                                            371,972    379,776
     Non-redeemable preferred stock (428,443 shares outstanding)            42,844     42,844
     Non-redeemable cumulative preference stock (12,254 and
       12,539 shares outstanding)                                              399        409
          Total Non-Redeemable Stock                                        43,243     43,253
     Redeemable preferred stock (13,896 shares outstanding)                  1,390      1,390
     Long-term debt                                                        359,626    359,736
          Total Capitalization                                             776,231    784,155

Non-current Liabilities:
     Reserve for claims and damages                                          3,597      3,848
     Postretirement benefits                                                14,871     13,756
     Pension costs                                                          40,995     38,740
          Total Non-current Liabilities                                     59,463     56,344

Current Liabilities:
     Notes payable and obligations due within one year                      68,000     68,550
     Accounts payable                                                       47,405     62,082
     Gas marketing accounts payable                                         23,174     44,630
     Accrued Federal income and other taxes                                  1,518      2,050
     Refundable fuel and gas costs                                          16,842     11,314
     Refunds to customers                                                    2,884     13,903
     Other current liabilities                                              45,134     38,192
          Total Current Liabilities                                        204,957    240,721

Deferred Taxes and Other:
     Deferred Federal income taxes                                         180,689    183,396
     Deferred investment tax credits                                        15,812     16,217
     Accrued IPP settlement agreements                                      14,529     17,500
     Other deferred credits                                                  7,322     10,805
          Total Deferred Taxes and Other                                   218,352    227,918

               Total                                                    $1,259,003 $1,309,138

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                                                                   Three Months    Six Months
                                                                  Ended June 30, Ended June 30,
                                                              1996        1995         1996      1995
                                                              (Thousands of Dollars)(Thousands of Dollars)
Operating Revenues:
     Electric                                               $120,772    $109,239   $228,791   $217,143
     Gas                                                      31,148      20,289    110,092     79,410
          Total Utility Revenues                             151,920     129,528    338,883    296,553
     Diversified Activities                                   60,444     115,770    159,153    260,552
          Total Operating Revenues                           212,364     245,298    498,036    557,105
Operating Expenses:
     Operations:
          Fuel used in electric production                    12,455      15,827     20,201     33,845
          Electricity purchased for resale                    19,691      13,680     45,627     25,140
          Gas purchased for resale                            18,011      10,185     65,648     40,176
          Non-utility gas marketing purchases                 58,093     113,985    153,994    256,110
          Other expenses of operation                         44,491      33,035     79,909     70,897
     Maintenance                                               8,688      11,129     18,442     20,600
     Depreciation and amortization                             6,310       9,280     14,571     18,289
     Taxes other than income taxes                            24,948      22,124     50,805     47,348
     Federal income taxes                                      3,068       3,669     10,704     11,767
          Total Operating Expenses                           195,755     232,914    459,901    524,172
Income from Operations                                        16,609      12,384     38,135     32,933
Other Income and (Deductions):
     Allowance for other funds used during
       construction                                                4          11          9         22
     Investigation costs                                        (800)     (1,626)      (800)    (2,007)
     Other - net                                              (2,126)        108     (1,092)     5,147
     Taxes other than income taxes                               (92)        (83)      (183)      (521)
     Federal income taxes                                        428         945        320       (507)
          Total Other Income and (Deductions)                 (2,586)       (645)    (1,746)     2,134
Income Before Interest Charges                                14,023      11,739     36,389     35,067
Interest Charges:
     Interest on long-term debt                                5,867       6,926     12,103     13,852
     Other interest                                            1,598         936      2,955      2,137
     Amortization of debt premium, expense-net                   366         340        731        680
     Allowance for borrowed funds used during
       during construction                                      (128)       (185)      (275)      (645)
          Total Interest Charges                               7,703       8,017     15,514     16,024
Net Income                                                     6,320       3,722     20,875     19,043
Dividends on preferred and preference stock,
  at required rates                                              757         785      1,513      1,569
Earnings applicable to common stock                           $5,563      $2,937    $19,362    $17,474
Avg. number of common shares outstanding
  (000's)                                                     13,654      13,653     13,654     13,653
Earnings per average common share
  outstanding                                              $     .41   $     .22   $   1.42  $    1.28
Dividends declared per common share
outstanding                                                $    1.29   $    1.29   $   1.94  $    1.93

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  Consolidated Cash Flow Statements (Unaudited)
                                                                               Six Months Ended
                                                                                  June 30,
                                                                             1996       1995
                                                                           (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                                 $20,875   $19,043
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                          15,779    18,415
     Deferred Federal income taxes                                            (717)    6,364
     Deferred investment tax credit                                           (405)     (414)
     Deferred and refundable fuel and gas costs                              5,528     3,486
     Allowance for funds used during construction                             (284)     (667)
     Other non-cash charges                                                  2,470     3,617
     Changes in certain current assets and liabilities:
          Accounts and gas marketing receivables (net) and
            accrued utility revenues                                        27,451    20,483
          Materials and supplies                                             3,002     5,898
          Prepaid property taxes                                             8,045     7,154
          Prepayments and other current assets                              (5,491)  (12,802)
          Operating and gas marketing accounts payable                     (36,133)  (41,625)
          Accrued Federal Income and other taxes                              (532)   (4,471)
          Accrued interest                                                    (464)      254
          Refunds to customers                                             (11,019)    2,033
          Other current liabilities                                         (1,887)      163
     Other-net                                                              10,873    (2,804)
Net Cash Provided from Operations                                           37,091    24,127
Cash Flow from Investing Activities:
Additions to plant                                                         (20,480)  (22,532)
Temporary cash investments                                                     (21)      518
Allowance for funds used during construction                                    284      667
Net Cash Used in Investing Activities                                      (20,217)  (21,347)
Cash Flow from Financing Activities:
Retirements of:
     Long-term debt                                                           (139)     (384)
     Capital lease obligations                                                (275)     (275)
Net borrowings (repayments) under short-term debt arrangements*               (550)    6,615
Dividends on preferred and common stock                                    (19,126)  (19,045)
Net Cash Used in Financing Activities                                      (20,090)  (13,089)
Net Change in Cash and Cash Equivalents                                     (3,216)  (10,309)
Cash and Cash Equivalents at Beginning of Period                             5,164    16,081
Cash and Cash Equivalents at End of Period                                  $1,948    $5,772

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest, net of amounts capitalized                                  $14,788   $14,991
     Federal income taxes                                                   $9,531   $10,850
*Debt with maturities of 90 days or less.

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three month and six month periods ended June 30, 1996 and 1995, and the consolidated cash flow statements for the six month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1996, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1995 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All inter-company balances and transactions have been eliminated.

4. Contingencies at June 30, 1996 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1995 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1995 Form 10-K Annual Report, except the status of regulatory matters is updated in Part I, Item 2 under the caption "Rate Activities".

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This Statement imposes criteria for the continued recognition of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996. Based on the current regulatory structure in which the Company operates, the adoption did not have any effect on the financial position or results of operations of the Company. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric industry.


7. The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns for 1990, 1991 and 1992. The Company and IRS have agreed, during the second quarter, to an assessment for a tax deficiency of approximately $1.7 million plus interest, which primarily relates to the misuse and misappropriation of Company funds. After offsetting the assessment with established reserves and other related items, this settlement had a minimal effect on the operating results of the Company.

8. In February 1994, the Company's long-term contract with Pittston Coal Sales Corporation ("Pittston") was terminated due to Pittston's failure to meet coal quality specifications of the contract and failure to provide adequate assurance of future performance. The Company commenced an action against Pittston for a judgment declaring that the contract was properly terminated. Pittston filed a counterclaim against the Company for breach of contract. In June 1996, the Company reached a settlement with Pittston which has been deferred on the Company's books. The Company will seek approval from the New York Public Service Commission, New Jersey Board of Public Utilities and Pennsylvania Public Utilities Commission to defer and recover the settlement amount, including associated costs, from its ratepayers through its fuel adjustment clauses, as a partial offset to the savings generated from lower-cost replacement coal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition:

                        Financial Performance

The Company's consolidated earnings per average common share outstanding for the second quarter of 1996 were $.41 as compared to $.22 for the second quarter of 1995. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding were
13.7 million for the second quarters of both 1996 and 1995.

The current quarterly dividend rate of $.645 is equivalent to an annual dividend rate of $2.58 per share. Dividends declared during the twelve months ended June 30, 1996 amounted to $2.58 with a dividend payout ratio of 94.5% as compared to $2.57 a year ago with a payout ratio of 98.5%.

The return on average common equity for the twelve months ended June 30, 1996 was 9.84% as compared to 9.41% for the twelve months ended June 30, 1995.


                        Capital Resources and Liquidity

At June 30, 1996, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $67.5 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $20.0 million at June 30, 1996, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments. The average daily balance of short-term borrowings for the six months ended June 30, 1996 amounted to $58.9 million at an effective interest rate of 5.8% as compared to $34.5 million at an effective interest rate of 6.5% for the same period of 1995. The level of temporary cash investments for the six months ended June 30, 1996 decreased to an average daily balance of $1.4 million at an effective interest rate of 5.4% from $11.6 million at an effective interest rate of 5.8% for the same period of 1995.

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

                        Rate Activities


New York

Gas:

On January 16, 1992, the Company filed an application for an increase in gas rates with the NYPSC. The Settlement Agreement in that case, which was approved by the NYPSC on September 30, 1992 provided, among other things, for multi-year rate adjustments through 1996 and for certain gas incentives. The second adjustment to gas rates under the Settlement Agreement, which amounted to an increase of $3.8 million or 2.5%, was to become effective on January 1, 1994.
As a result of an investigation of alleged financial improprieties, however, the increase was first extended to June 30, 1994 and then further extended to December 30, 1994. On November 4, 1994, the NYPSC issued an Order terminating the Settlement Agreement effective December 31, 1994. The Order denied the Company the opportunity for rate adjustments in the third and fourth years (1995 and 1996) of the four-year settlement agreement. However, the Order authorized the Company to defer the second-stage rate adjustments and all previously authorized reconciliations pertaining to periods prior to December 31, 1994, pending review and audit by the NYPSC Staff and the conclusion of the NYPSC's investigation of alleged financial improprieties. In addition, on February 7, 1995, the Accounting and Finance Division of the NYPSC issued an interpretation of the November 4, 1994 termination order which stated that the gas incentive mechanism related to the attainment of certain goals was no longer available. The Company did not contest this interpretation.

On October 2, 1995, the Company, the NYPSC Staff and the New York State Consumer Protection Board ("CPB"), reached a settlement which resolves all outstanding issues relating to the NYPSC investigation of alleged financial improprieties as described below. The settlement provided for, among other things, the cancellation of the second stage gas base rate increase discussed above. All deferred balances resulting from expense reconciliations and deferral of the second stage rate adjustment are to be offset with an equal amount of deferred credits approved as part of the May 2, 1996 rate decision, discussed below. In addition, the settlement provides for the recognition in gas rates of the change in accounting required by SFAS 106, "Employer Accounting for Postretirement Benefits Other Than Pensions". The annual cost increase due to gas operations as a result of SFAS 106 will be offset by an equal amount of previously deferred credits. On May 3, 1996, the NYPSC issued an order approving the settlement (the "May Order").

By orders issued December 20, 1994, August 11, 1995, and March 28, 1996, the NYPSC has initiated the restructuring of gas service in New York by requiring gas distributors to file tariffs providing for the transportation of third party gas supplies for residential, commercial and industrial customers. Small customers' volumes will be aggregated for purposes of obtaining unbundled gas distribution service. The Company has received an extension of time for implementation of its unbundled gas tariffs pending resolution of a Request for Rehearing and Clarification of the NYPSC's March 28, 1996 order. The NYPSC's orders provide for recovery of stranded costs that may be incurred over the next three years.

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

On February 17, 1995, O&R submitted a compliance filing regarding the operation of the Revenue Decoupling Mechanism ("RDM"). The filing included a proposal to eliminate the RDM Adjustment Factor of $7.7 million, effective May 1, 1995, reflecting the completion of the recovery of an RDM undercollection applicable to the year 1993. This equates to a 2.3% annual reduction in revenues. In addition, the filing requested that a net RDM overcollection of $0.7 million for the year 1994 be retained by the Company as a future rate moderator, subject to NYPSC verification. On April 19, 1995, the NYPSC approved the proposals, and the reduction of $7.7 million in the RDM Adjustment Factor became effective on May 1, 1995.

On May 25, 1995, the Company filed with the NYPSC for a decrease in electric revenues of $6.1 million to be effective April 1, 1996 (Case 95-E-0491). This equates to an overall reduction of 1.8% in annual retail revenues. The filing reflected a reduction in operating expenses due to the complete recovery of the Company's share of the Sterling Nuclear Project and other cost reductions. The Company proposed a multi-year rate plan covering the three-year period ending on March 31, 1999 with no base rate increases in the second and third years of the plan. The Company proposed an overall return on capital of 9.17% with a sharing mechanism governing any return on common equity above 11.2%.

On August 1, 1995, the NYPSC approved a Stipulation which provided for the early implementation of the Company's proposed annual rate reduction of $6.1 million. As a result, reduced rates became effective August 1, 1995, which produced a revenue reduction of approximately $3.8 million for the period August 1, 1995 to March 31, 1996. The Stipulation also increased the excess earnings threshold from 10.6% to 11.3%, with equal sharing of earnings above 11.3% between shareholders and ratepayers for the period January 1, 1995 through March 31, 1996. The Stipulation also provided that the Company would withdraw its September 19, 1994 appeal to the Supreme Court of New York challenging the June Order.

The revenue reduction has been offset by the deferred revenue associated with the 1994 electric equity return in excess of 10.6% and the customers' share of earnings under the new sharing mechanism effective January 1, 1995. On April 2, 1996, the Company, NYPSC Staff, the CPB and the Industrial Energy Users Association ("IEUA") reached a settlement agreement (which was approved by the NYPSC in its May Order) which resolved all the remaining outstanding revenue requirement issues in the electric rate proceeding (Case 95-E-0491). Under the agreement, the Company reduced its annual retail revenues from electric utility service by an additional $7.75 million, or 2.3% effective
May 1, 1996.  The base rate decrease will remain effective until April 30, 1999.

For the three-year term of the settlement agreement, the authorized return on equity will be 10.4% and the Company will be permitted to retain all earnings up to 10.9%. Earnings in excess of 10.9% will be shared equally between customers and shareholders.

The agreement also provides for the recovery of all non-utility generator contract termination costs over approximately a four-year amortization period. In addition, the settlement agreement contains several performance mechanisms (related to service reliability and customer service), a service guarantee program as well as a retail access pilot program called "PowerPickTM". The PowerPickTM pilot program will allow a limited number of customers to choose an alternative supplier of energy. The Company will continue to provide all other services such as reliability, customer service and billing. PowerPickTM is designed to have a minimal impact on shareholders and non-participating customers. The settlement agreement also eliminates all revenue and most expense reconciliation provisions of the RDM.

Other:

On November 10, 1994, the Company filed with the NYPSC a quantification of the rate-making effects of its ongoing investigation into prior financial improprieties. The Company requested that the NYPSC approve a refund of approximately $3.4 million to its New York electric and gas customers. That amount was in addition to the $369,000 previously refunded by the Company. This amount was charged to operations in the fourth quarter of 1994. The NYPSC had instituted a proceeding (Case 93-M-0849) to provide the opportunity for other parties, including the NYPSC Staff which was conducting an independent investigation of the Company, to be heard on this matter. On July 6, 1995, the NYPSC issued an order stating that the issues of the amount, timing and allocation of New York ratepayer refunds as a result of the investigation in Case 93-M-0849 should be considered in the context of the Company's electric base rate case and ordered the consolidation of the two cases.

On October 2, 1995, the Company, the NYPSC Staff, the CPB and IEUA reached a settlement which resolved all outstanding issues relating to the NYPSC investigation of alleged financial improprieties. The settlement provided for a total of $8.5 million in rate relief for the Company's New York customers. The amount attributable to electric operations was $6.5 million and the amount attributable to gas operations was $2.0 million. The full impact of the settlement is reflected in the Company's results of operations after recording a charge of approximately $2.8 million during the third quarter of 1995. The May Order approved the settlement. The electric portion was refunded to customers in May and June of 1996. The gas portion was offset by deferred base rate increases. The above parties agreed that no further rate disallowances, rebates, refunds or rate reductions of any kind are appropriate in connection with the investigation referred to above or to the activities or transactions reviewed in performing such investigations.

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

The final Management Audit, Ethics Review, and Ethics Oversight Review reports were approved by the NJBPU on July 7, 1995. The Ethics Oversight Review report acknowledges that the NJBPU had approved refunds to the Company's New Jersey customers and generally comments favorably about the changes instituted by the Company. On February 21, 1996, the NJBPU approved RECO's 1996 Levelized Energy Adjustment Clause ("LEAC") filing whereby RECO will pass back an additional $482,000 of refunds related to the investigation of certain former officers of the Company, making the total amount refunded to RECO's customers $1,279,000. The Company believes that this is the final refund applicable to RECO. In addition, as part of this LEAC filing, RECO was granted full recovery of its share of buyout costs associated with non-utility generator contracts entered into by the Company.


                        QUARTERLY COMPARISON

Results of Operations

Earnings per average common share outstanding for the second quarter of 1996 amounted to $.41 per share as compared to $.22 per share for the second quarter of 1995.

The earnings increase is the result of higher electric and gas sales, lower investigation and related litigation costs and continued success in controlling operating and maintenance expenses.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $22.4 million. Increased gas sales and the elimination of the New York electric weather normalization adjustment had a positive effect on revenues in the second quarter of 1996 as compared to the same quarter of 1995.

Electric operating revenues during the current quarter were $120.8 million as compared to $109.2 million for the second quarter of 1995, an increase of $11.6 million. This increase is the result of the termination of the revenue reconciliation and regulatory adjustments deferred in prior periods as required by the May Order, as well as increased sales and fuel cost recoveries. These increases were offset by additional base rate reductions and the final New York refund to customers of $5.7 million relating to the investigation.

Actual total sales of electric energy to retail customers during the second quarter of 1996 were 1,103,959 megawatt hours ("Mwh"), compared with 1,064,366 Mwh during the comparable period a year ago. This increase is attributable to increased usage and average number of customers when compared to the same period a year ago. Before reflecting the effect of the RDM revenues in the Company's New York jurisdiction, electric revenues associated with these sales were $108.5 million, (which were reduced by investigation refunds of $5.7 million during the current quarter) compared to $113.2 million during the second quarter of 1995.

In accordance with RDM procedures, deviations between New York electric revenue targets and actual sales revenue are either recovered from or returned to customers. These procedures were eliminated effective May 3, 1996. The variation between the revenue targets and the Company's actual sales revenue for the period April 1, 1996 through May 2, 1996 was $0.9 million, which was recorded as a reduction to revenues. In the second quarter of 1995, the Company recorded $3.7 million as a reduction to revenues.

The Company has eliminated all revenue and expense reconciliation provisions of the RDM. Refer to the information contained under the caption "Rate Activities" in this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Gas operating revenues during the quarter were $31.1 million compared to $20.3 million for the second quarter of 1995, an increase of $10.8 million. This increase is primarily the result of increases in sales to both firm and interruptible customers, higher gas cost recoveries and regulatory adjustments. The gas cost recoveries and the regulatory adjustments had no impact on earnings.

Gas sales to firm customers during the second quarter of 1996 totaled 3,169 million cubic feet ("Mmcf"), compared with 2,910 Mmcf during the same period a year ago. Gas revenues from firm customers were $25.3 million, compared with $18.8 million in the second quarter of 1995.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas Marketing

The cost of fuel used in the production of electricity and purchased electricity costs increased by $2.6 million during the second quarter of 1996 when compared to the same quarter of 1995. This increase reflects the increase in the cost of fuel and purchased power and increased demand.

Purchased gas costs for utility operations were $18.0 million in the second quarter of 1996 compared to $10.2 million in 1995, an increase of $7.8 million. This increase in gas costs is primarily attributable to the volume of gas purchased for resale and to higher prices.

Other Operating and Maintenance Expenses

The Company's total operating expenses excluding fuel, purchased power, gas purchased for resale and non-utility gas marketing purchases for the second quarter, increased by $8.3 million compared with the same period in 1995, all of which is associated with utility operations.

This increase is the result of the amortization of recoverable Independent Power Producer (IPP) costs, offset by regulatory adjustments associated with the termination of the RDM procedures as required by the May Order. These adjustments had no impact on earnings.

Diversified Activities

The Company's diversified activities consist of gas marketing and land development businesses conducted by wholly owned non-utility subsidiaries.

Revenues from diversified activities decreased by $55.3 million for the second quarter of 1996 as compared to the same quarter of 1995. The decrease in operating expenses for all diversified activities of $55.9 million is the result of decreased gas purchases. The primary reason for the decrease in revenues and gas purchases is a result of continuing to restructure the gas marketing subsidiary business from large volume, wholesale customers towards securing higher margin retail customers. The gas marketing subsidiary is operating at a net loss for the quarter which is attributable to the continued restructuring.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $1.6 million during the second quarter of 1996 when compared to the same quarter of 1995. Most of the variations are reversals of cumulative RDM balances partially offset by lower investigation charges.

                        YEAR TO DATE COMPARISON

Results of Operations

Earnings per average common share outstanding for the first half of 1996 amounted to $1.42 per share as compared to $1.28 per share for the first six months of 1995.

Consistent with the second quarter, the six-month increase in earnings is the result of increased electric and gas sales, lower investigation and related litigation costs and continued success in controlling operating and maintenance expenses. Diversified operations had lower earnings because a gain was realized on the formation of NORSTAR Energy Limited Partnership ("NORSTAR Partnership") which was reflected in the first quarter of 1995.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $42.3 million in the first six months of 1996 as compared to the same period of 1995.

Electric operating revenues during the current period were $228.8 million as compared to $217.1 million for the first six months of 1995, an increase of $11.7 million. This increase, as mentioned previously, is the result of the termination of the revenue reconciliation and regulatory adjustments deferred in prior periods as required by the May Order, as well as increased sales and fuel cost recoveries. These increases were offset by additional base rate reductions and the final New York refund to customers of $5.7 million relating to the investigation.

Actual total sales of electric energy to retail customers during the first six months of 1996 were 2,232,657 Mwh, compared with 2,136,529 Mwh during the comparable period a year ago. This increase is attributable to increased usage and average number of customers when compared to the same period a year ago. Before reflecting the effect of the RDM revenues in the Company's New York jurisdiction, electric revenues associated with these sales were $220.0 million (which was reduced by the refund of $5.7 million in investigation refunds during the current period) compared to $218.5 million during the first six months of 1995, an increase of $1.5 million.

Gas operating revenues during the first six months were $110.1 million compared to $79.4 million for the first six months of 1995, an increase of $30.7 million. Revenues were increased by gas cost recoveries of $20.1 million, sales volume changes of $4.3 million, interruptible sales of $6.9 million and regulatory adjustments of $0.7 million. This was offset by price changes of $1.3 million. The gas cost recoveries and regulatory adjustments had no impact on earnings.

Gas sales to firm customers during the first six months of 1996 totaled 13,112 Mmcf, compared with 11,713 Mmcf during the same period a year ago. Gas revenues from firm customers were $98.1 million, compared with $75.0 million in the first six months of 1995.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding Gas Marketing

The cost of fuel used in the production of electricity and purchased electricity costs increased by $6.8 million during the first six months of 1996 when compared to the same period of 1995. This increase reflects the increase in the cost of fuel and purchased power as well as increased demand.

Purchased gas costs for utility operations were $65.6 million in the first six months of 1996 compared to $40.2 million in 1995, an increase of $25.4 million. This increase in gas costs is attributable to the volume of gas purchased for resale and higher prices.

Other Operating and Maintenance Expenses

The Company's total operating expenses, excluding fuel, purchased power, gas purchased for resale and non-utility gas marketing purchases, for the first six months increased by $5.5 million compared with the same period in 1995. The increase in expenses associated with utility operating expenses amounted to $5.9 million. The change in diversified operation and maintenance expenses was a decrease of $0.4 million.

As previously mentioned in the discussion of the second quarter variance, this increase is primarily the result of the amortization of recoverable Independent Power Producer (IPP) costs and regulatory adjustments associated with the termination of the RDM procedures as required by the May Order. These adjustments had no impact on earnings.

Diversified Activities

Revenues from diversified activities decreased by $101.4 million for the first six months of 1996 as compared to the same period of 1995. The decrease in operating expenses for all diversified activities of $102.5 million is the result of decreased gas purchases of $102.1 million and decreased operation expenses of $0.4 million. The primary reason for the decrease in revenues and gas purchases is a result of continuing to restructure the gas marketing subsidiary business from large volume, wholesale customers towards securing higher margin retail customers. The gas marketing subsidiary is operating at a net loss for the current period which is attributable to the continued restructuring.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $3.4 million during the first six months of 1996 when compared to the same period of 1995. The decrease reflects the impact of the gain realized on the formation of the NORSTAR Partnership in the first quarter of 1995 which amounted to $2.9 million and the reversals of RDM balances discussed previously, somewhat offset by decreases in investigation charges of $1.2 million.


PART II.  OTHER INFORMATION


Item I.   Legal Proceedings

      Reference is made to Item 3, Legal Proceedings, in the Company's Annual Reports on Form 10-K for the fiscal years ended December 31, 1994 and December 31, 1995 for a description of litigation entitled Payran v. Orange and Rockland Utilities, Inc. and James Donnery. On May 6, 1996, the Supreme Court of the State of New York, County of Rockland granted the Company's motion for summary judgment dismissing the plaintiff's complaint.

Item 6.   Exhibits and Reports on Form 8-K

      (a)Exhibits

         +10.29    Deferred Compensation Plan for Non-Employee Directors
         as amended and restated effective August 15, 1996.

         + Denotes executive compensation plans and arrangements.

      (b)Reports on Form 8-K

         None.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ORANGE AND ROCKLAND UTILITIES, INC.
                                          (Registrant)




     Date:  August 9, 1996       By  ROBERT J. McBENNETT
                                     Robert J. McBennett
                                     Treasurer




     Date:  August 9, 1996       By  EDWARD M. McKENNA
                                     Edward M. McKenna
                                     Controller