Form 10-Q
period 1996-09-30
ORANGE & ROCKLAND UTILITIES INC
filed 1996-11-12
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to

          Commission file number            1-4315


                   ORANGE AND ROCKLAND UTILITIES, INC.
     (Exact name of registrant as specified in its charter)


            New York                             13-1717729
(State or other jurisdiction of               (I.R.S. Employer
 incorporation of organization)             Identification No.)

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

 Common Stock - $5 Par Value                 13,654,069 shares
           (Class)                  (Outstanding at October 31, 1996)
                        TABLE OF CONTENTS



                                                          Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited) at
          September 30, 1996 and December 31, 1995          1

          Consolidated Statements of Income (Unaudited)
          for the three months and nine months ended
          September 30, 1996 and September 30, 1995         3

          Consolidated Cash Flow Statements (Unaudited)
          for the nine months ended September 30, 1996
          and September 30, 1995                            4

          Notes to Consolidated Financial Statements        5

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     8


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                23

ITEM 6.   Exhibits and Reports on Form 8-K                 24

Signatures                                                 25

                       PART I.  FINANCIAL INFORMATION

Item I.   Financial Statements

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                                   Assets
                                                   September 30, December 31,
                                                        1996         1995
                                                     (Thousands of Dollars)
Utility Plant:
Electric                                            $1,009,980   $  993,926
Gas                                                    215,867      211,135
Common                                                  57,364       56,796
  Utility Plant in Service                           1,283,211    1,261,857
Less accumulated depreciation                          434,640      419,844
  Net Utility Plant in Service                         848,571      842,013
Construction work in progress                           33,593       31,655
  Net Utility Plant                                    882,164      873,668

Non-utility Property:
Non-utility property                                    20,455       34,376
Less accumulated depreciation, depletion
  and amortization                                       3,618       12,945
  Net Non-utility Property                              16,837       21,431

Current Assets:
Cash and cash equivalents                                6,210        5,164
Temporary cash investments                                 -          1,335
Customer accounts receivable, less allowance for
  uncollectible accounts of $2,315 and $2,307           56,862       61,653
Accrued utility revenue                                 17,909       22,198
Other accounts receivable, less allowance for
  uncollectible accounts of $75 and $169                10,249        9,752
Gas marketing accounts receivable, less allowance
  for uncollectible accounts of $628 and $133           32,819       51,198
Materials and supplies (at average cost)                36,201       32,668
Prepaid property taxes                                  29,223       20,687
Prepayments and other current assets                    28,123       26,463
  Total Current Assets                                 217,596      231,118

Deferred Debits:
Income tax recoverable in future rates                  74,098       72,631
Deferred revenue taxes                                  14,442       15,596
Deferred pension and other postretirement benefits      10,299       10,422
IPP settlements                                         26,264       40,034
Unamortized debt expense (amortized over term
  of securities)                                        10,394       11,417
Other deferred debits                                   41,292       32,821
  Total Deferred Debits                                176,789      182,921

     Total                                          $1,293,386   $1,309,138

The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                       Capitalization and Liabilities

                                                    September 30,December 31,
                                                         1996        1995
                                                      (Thousands of Dollars)
Capitalization:
Common stock (13,654,065 & 13,653,613 shares
  outstanding)                                        $  68,270  $  68,268
Premium on capital stock                                133,615    133,607
Capital stock expense                                    (6,107)    (6,107)
Retained earnings                                       194,871    184,008
  Total                                                 390,649    379,776
Non-redeemable preferred stock (428,443 shares
  outstanding)                                           42,844     42,844
Non-redeemable cumulative preference stock
  12,221 and 12,539 shares outstanding)                     399        409
  Total Non-Redeemable Stock                             43,243     43,253
Redeemable preferred stock (13,896 shares
  outstanding)                                            1,390      1,390
Long-term debt                                          359,441    359,736
  Total Capitalization                                  794,723    784,155

Non-current Liabilities:
Reserve for claims and damages                            3,685      3,848
Postretirement benefits                                  15,038     13,756
Pension costs                                            36,144     38,740
  Total Non-current Liabilities                          54,867     56,344

Current Liabilities:
Notes payable and obligations due within one year        66,267     68,550
Accounts payable                                         84,627     62,082
Gas marketing accounts payable                           27,111     44,630
Accrued Federal income and other taxes                    1,707      2,050
Refundable fuel and gas costs                            10,942     11,314
Refunds to customers                                      2,884     13,903
Other current liabilities                                29,827     38,192
  Total Current Liabilities                             223,365    240,721

Deferred Taxes and Other:
Deferred Federal income taxes                           186,687    183,396
Deferred investment tax credits                          15,610     16,217
Accrued IPP settlement agreements                         2,000     17,500
Other deferred credits                                   16,134     10,805
  Total Deferred Taxes and Other                        220,431    227,918

     Total                                           $1,293,386 $1,309,138

The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)

                                            Three Months      Nine Months
                                       Ended September 30, Ended September 30,
                                           1996    1995       1996    1995
                                                (Thousands of Dollars)
Operating Revenues:
Electric                                $144,506$138,479   $373,297$355,622
Gas                                       15,589  14,533    125,681  93,943
  Total Utility Revenues                 160,095 153,012    498,978 449,565
Diversified Activities                    55,511  78,855    214,664 339,407
  Total Operating Revenues               215,606 231,867    713,642 788,972
Operating Expenses:
Operations:
  Fuel used in electric production        21,615  20,927     41,816  54,772
  Electricity purchased for resale        14,719  15,069     58,946  40,209
  Gas purchased for resale                 8,592   7,056     74,240  47,232
  Non-utility gas marketing purchases     54,548  76,730    208,542 332,840
  Other expenses of operation             37,464  34,582    118,773 105,479
Maintenance                                8,400   9,317     26,842  29,917
Depreciation and amortization              9,489   9,486     24,060  27,775
Taxes other than income taxes             24,663  24,107     75,468  71,455
Federal income taxes                      10,429  10,636     21,133  22,403
  Total Operating Expenses               189,919 207,910    649,820 732,082
Income from Operations                    25,687  23,957     63,822  56,890
Other Income and (Deductions):
Allowance for other funds used during
  construction                                 4       4         13      26
Investigation costs                         (200) (1,535)    (1,000) (3,542)
Other - net                                  725    (155)      (367)  4,992
Taxes other than income taxes                (33)    (39)      (216)   (560)
Federal income taxes                          43     709        363     202
  Total Other Income and (Deductions)        539  (1,016)    (1,207)  1,118
Income Before Interest Charges            26,226  22,941     62,615  58,008
Interest Charges:
Interest on long-term debt                 6,040   6,649     18,143  20,501
Other interest                             1,262   1,333      4,217   3,470
Amortization of debt premium, expense-net    366     349      1,097   1,029
Allowance for borrowed funds used
  during construction                       (118)   (182)      (393)   (827)
  Total Interest Charges                   7,550   8,149     23,064  24,173
Net Income                                18,676  14,792     39,551  33,835
Dividends on preferred and preference
  stock, at required rates                   755     784      2,268   2,353
Earnings applicable to common stock      $17,921 $14,008    $37,283 $31,482
Avg. number of common shares outstanding
  (000's)                                 13,654  13,654     13,654  13,653
Earnings per average common share
  outstanding                            $  1.31 $  1.03    $  2.73 $  2.31
Dividends declared per common share
  outstanding                            $   -   $   -      $  1.94 $  1.93

The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Cash Flow Statements (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                           1996        1995
                                                       (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                $39,551  $33,835
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                            24,931   27,514
  Deferred Federal income taxes                             5,504    8,583
  Deferred investment tax credit                             (607)    (619)
  Deferred and refundable fuel and gas costs                 (372)  (1,694)
  Allowance for funds used during construction               (406)    (853)
  Other non-cash charges                                    3,172    5,546
  Changes in certain current assets and liabilities:
     Accounts and gas marketing receivables (net) and
       accrued utility revenues                            26,962   27,159
     Materials and supplies                                (3,533)   1,847
     Prepaid property taxes                                (8,536) (12,242)
     Prepayments and other current assets                  (1,660)     218
     Operating and gas marketing accounts payable           5,026  (17,918)
     Accrued Federal Income and other taxes                  (343)  (4,867)
     Accrued interest                                      (2,767)  (4,090)
     Refunds to customers                                 (11,019)   4,798
     Other current liabilities                             (3,748)    (182)
  Other-net                                                (7,548) (11,229)
  Net Cash Provided from Operations                        64,607   55,806
Cash Flow from Investing Activities:
Additions to plant                                        (32,135) (36,463)
Temporary cash investments                                  1,335    1,839
Allowance for funds used during construction                  406      853
  Net Cash Used in Investing Activities                   (30,394) (33,771)
Cash Flow from Financing Activities:
Proceeds from:
  Issuance of long-term debt                                   26   44,048
Retirements of:
  Long-term debt                                             (167) (63,441)
  Capital lease obligations                                  (275)    (386)
Net borrowings (repayments) under
  short-term debt arrangements*                            (4,064)  15,374
Dividends on preferred and common stock                   (28,687) (28,635)
Net Cash Used in Financing Activities                     (33,167) (33,040)
Net Change in Cash and Cash Equivalents                     1,046  (11,005)
Cash and Cash Equivalents at Beginning of Period            5,164   16,081
Cash and Cash Equivalents at End of Period                $ 6,210  $ 5,076

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest, net of amounts capitalized                    $24,237  $26,247
  Federal income taxes                                    $14,281  $13,575
*Debt with maturities of 90 days or less.
The accompanying notes are an integral part of these statements.

      ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three month and nine month periods ended September 30, 1996 and 1995, and the consolidated cash flow statements for the nine month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position and results of operations at September 30, 1996, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1995 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the period ended September 30, 1996 and September 30, 1995 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All inter-company balances and transactions have been eliminated.

4. Contingencies at September 30, 1996 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1995 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1995 Form 10-K Annual Report, except changes in the status of regulatory matters in updated Part I, Item 2 under the caption "Rate Activities" and the status of certain Legal Proceedings in updated Part II, Item I, "Legal Proceedings" in any Form 10-Q filed subsequent to the Company's December 31, 1995 Annual Report to Shareholders.

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

7. The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns for 1990, 1991 and 1992. The Company and the IRS agreed, during the second quarter, to an assessment for a tax deficiency of approximately $1.7 million plus interest, which primarily relates to prior financial improprieties of certain Company officers and former employees. (Reference is made to the caption "Rate Activities" in Part I, Item 2 of this Form 10-Q.) After offsetting the assessment with established reserves and other related items, this settlement had a minimal effect on the operating results of the Company.

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

Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations



Financial Condition:

                        Financial Performance

The Company's consolidated earnings per average common share outstanding for the third quarter of 1996 were $1.31 as compared to $1.03 for the third quarter of 1995. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding were 13.7 million for the third quarters of both 1996 and 1995.

The current quarterly dividend rate of $.645 is equivalent to an annual dividend rate of $2.58 per share. Dividends declared during the twelve months ended September 30, 1996 amounted to $2.58 with a dividend payout ratio of 85.4% as compared to $2.57 a year ago with a payout ratio of 102.8%.

The return on average common equity for the twelve months ended
September 30, 1996 was 10.85% as compared to 8.99% for the twelve months ended September 30, 1995.


                 Capital Resources and Liquidity

At September 30, 1996, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $59.0 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $20.0 million at September 30, 1996, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments. The average daily balance of short-term borrowings for the nine months ended September 30, 1996 amounted to $58.5 million at an effective interest rate of 5.7% as compared to $34.7 million at an effective interest rate of 6.7% for the same period of 1995. The average daily balance of temporary cash investments for the nine months ended September 30, 1996 and 1995 was $1.4 million with an effective interest rate of 5.1% for 1996 compared to an effective interest rate of 5.8% for the same period of 1995.

The New York Public Service Commission ("NYPSC") has authorized the Company to issue up to 750,000 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan ("DRP") and its Employee Stock Purchase and Dividend Reinvestment Plan ("ESPP"). Under an option of the Company, however, common stock used to satisfy the requirements of the DRP and ESPP is being purchased on the open market.

On August 6, 1996, Duff & Phelps Credit Rating Co. ("D&P") downgraded the Company's debt, preferred securities and commercial paper as follows:

                           Current Rating    Prior Rating

     First Mortgage Bonds         A               A+
     Debentures                   A-              A
     Non-Coll PCRBs               A-              A
     Preferred Stock            BBB+              A-
     Preference Stock           BBB+              A-
     Commercial Paper           D-1-             D-1

In addition, Fitch Investors Service, L.P. has withdrawn its ratings on the Company's securities due to the absence of a formal rating relationship.

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

New York

Gas:

On January 16, 1992, the Company filed an application for an increase in gas rates with the NYPSC. The Settlement Agreement in that case, which was approved by the NYPSC on September 30, 1992 provided, among other things, for multi-year rate adjustments through 1996 and for certain gas incentives. The second adjustment to gas rates under the Settlement Agreement, which amounted to an increase of $3.8 million or 2.5%, was to become effective on January 1, 1994. As a result of the NYPSC's investigation of alleged financial improprieties of certain former officers and former employees of the Company (the "NYPSC Investigation"), however, the implementation of the increase was first extended to June 30, 1994 and then further extended to December 30, 1994. On November 4, 1994, the NYPSC issued an Order terminating the Settlement Agreement effective December 31, 1994. The Order denied the Company the opportunity for rate adjustments in the third and fourth years (1995 and 1996) of the four-year settlement agreement. However, the Order authorized the Company to defer the second-stage rate adjustments and all previously authorized reconciliations pertaining to periods prior to December 31, 1994, pending review and audit by the NYPSC Staff and the conclusion of the NYPSC's Investigation. In addition, on February 7, 1995, the Accounting and Finance Division of the NYPSC issued an interpretation of the November 4, 1994 termination order which stated that the gas incentive mechanism related to the attainment of certain goals was no longer available. The Company did not contest this interpretation.

On October 2, 1995, the Company, the NYPSC Staff, the New York State Consumer Protection Board ("CPB") and the Industrial Energy Users Association ("IEUA"), reached a settlement which resolves all outstanding issues relating to the NYPSC Investigation described below. The settlement provided for, among other things, the cancellation of the second stage gas base rate increase discussed above. All deferred balances resulting from expense reconciliations and deferral of the second stage rate adjustment are to be offset with an equal amount of deferred credits approved as part of the rate decision dated May 3, 1996, discussed below. In addition, the settlement provides for the recognition in gas rates of the change in accounting required by SFAS 106, "Employer Accounting for Postretirement Benefits Other Than Pensions". The annual cost increase due to gas operations as a result of SFAS 106 will be offset by an equal amount of
previously deferred credits.   On May 3, 1996, the NYPSC issued
an order approving the settlement ("May 3, 1996 Order").

By orders issued December 20, 1994, August 11, 1995, March 28, 1996 and September 13, 1996 the NYPSC has initiated the restructuring of gas service in New York by requiring gas distributors to file tariffs providing for the transportation of third party gas supplies for residential, commercial and industrial customers. Small customers' volumes will be aggregated for purposes of obtaining unbundled gas distribution service. The Company's new gas transportation tariffs became effective October 1, 1996. The NYPSC's orders provide for recovery of stranded costs that may be incurred over the next three years.

Electric:

On February 17, 1995, the Company submitted a compliance filing regarding the operation of the Revenue Decoupling Mechanism ("RDM"). The filing included a proposal to eliminate the RDM Adjustment Factor of $7.7 million, effective May 1, 1995, reflecting the completion of the recovery of an RDM undercollection applicable to the year 1993. This equated to a 2.3% annual reduction in revenues. In addition, the filing requested that a net RDM overcollection of $0.7 million for the year 1994 be retained by the Company as a future rate moderator, subject to NYPSC verification. On April 19, 1995, the NYPSC approved the proposals, and the reduction of $7.7 million in the RDM Adjustment Factor became effective on May 1, 1995.

On May 25, 1995, the Company filed with the NYPSC for a decrease in electric revenues of $6.1 million to be effective April 1, 1996 (Case 95-E-0491). This equated to an overall reduction of 1.8% in annual retail revenues. The filing reflected a reduction in operating expenses due to the complete recovery of the Company's share of the Sterling Nuclear Project and other cost reductions. The Company proposed a multi-year rate plan covering the three-year period ending on March 31, 1999 with no base rate increases in the second and third years of the plan. The Company proposed an overall return on capital of 9.17% with a sharing mechanism governing any return on common equity above 11.2%.

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

The revenue reduction has been offset by the deferred revenue associated with the customer's share of earnings related to Commission-approved sharing mechanisms for 1994 and 1995. On April 2, 1996, the Company, NYPSC Staff, the CPB and the IEUA reached a settlement agreement (which was approved by the NYPSC in its May 3, 1996 Order) which resolved all the remaining outstanding revenue requirement issues in the electric rate proceeding (Case 95-E-0491). Under the agreement, the Company reduced its annual retail revenues from electric utility service by an additional $7.75 million, or 2.3% effective May 1, 1996. The base rate decrease will remain effective until April 30, 1999.

For the three-year term of the settlement agreement, the authorized return on equity will be 10.4% and the Company will be permitted to retain all earnings up to 10.9%. Earnings in excess of 10.9% will be shared equally between customers and shareholders.

The agreement also provides for the recovery of all non-utility generator contract termination costs allocated to New York electric operations over approximately a four-year amortization period. In addition, the settlement agreement contains several performance mechanisms (related to service reliability and customer service), a service guarantee program as well as a retail access pilot program called "PowerPick(TM)". The PowerPick(TM) pilot program will allow a limited number of customers to choose an alternative supplier of energy. The Company will continue to provide all other services such as reliability, customer service and billing. PowerPick(TM) is designed so that it will not have a material impact on shareholders and non-participating customers.
The settlement agreement also eliminated all revenue and most expense reconciliation provisions of the RDM.

In its order issued May 20, 1996 (the "May 20, 1996 Order") in the Competitive Opportunities Proceeding (Case 94-E-0952) the NYPSC ordered five of the State's investor-owned electric utilities (including the Company) to file rate/restructuring plans consistent with the NYPSC's "policy and vision for increased competition." While the Company supports the NYPSC's goal of establishing a competitive electricity market in New York State, we believe that the May 20, 1996 Order was deficient in certain areas. On September 18, 1996 the Company, the six other New York investor-owned electric utilities, and the Energy Association of New York State filed a suit in New York State Supreme Court challenging the May 20, 1996 Order. Information regarding this litigation is contained under the caption "Regulatory Matters" in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.

On October 1, 1996 the Company, in response to the May 20, 1996 Order, filed a rate/restructuring plan (the "Plan") with the NYPSC. The principal component of the Company's filing, which includes functional separation of generation, retail access with reciprocity, base rate freeze and stranded cost recovery are discussed below.

The Company intends to functionally separate its generation from the remainder of its operations. This functional separation is scheduled to be completed in 1997. The Company has no plans to divest its generation.

The Company's Plan sets forth a two-phase approach for implementing retail access. For the first phase, the Company proposes to expand its PowerPick(TM) program to all customers. This first phase would commence 12 months after a wholesale electric market is fully operational in New York State. A second phase, in which the Company's customers would be allowed a choice of capacity as well as energy providers, would become effective 24 months after the beginning of the first phase.

The Company's filing indicated that reciprocity would be required in order to implement retail access. By reciprocity, the Company means that if other generators are allowed access to the Company's retail customers, the Company should be permitted equal access to the customers of those utilities within New York State and regionally.

The Company's current three-year electric rate settlement is effective until April 30, 1999. For those low-income, demand side management, research and development, and other public policy programs which the NYPSC continues to mandate, the Company proposes that the costs of these programs be recovered through a non-bypassable systems benefit charge.

The Company proposes that it have a reasonable opportunity to recover its strandable costs from customers. Strandable costs are investments and expenditures made by utilities pursuant to their obligation under the existing regulatory framework to provide electric service to the public, whose continued recovery through electric rates may be jeopardized by the transition from traditional regulation and exclusive retail franchises to a different form of regulation and a more competitive marketplace. Three broad categories of strandable costs are utility generation investment, purchase power contracts, and regulatory assets. In its filing, the Company does not attempt to quantify the amount of its strandable costs. The Company's proposal is to recover strandable costs through the implementation of a non-bypassable competition transition charge ("CTC"). Under the Plan, the CTC would be recoverable during a transition period of eight years starting when the second phase of retail competition becomes effective.

On October 9, 1996, the NYPSC issued an order establishing procedures and a schedule for considering the rate/restructuring plans filed on October 1, 1996 in the Competitive Opportunities Proceeding. The NYPSC has established a separate proceeding for each of the five utilities (including the Company) which filed these plans. In each of these proceedings, during the 90-day period ending January 7, 1997, the utility, the NYPSC staff and other interested parties would be allowed to complete discovery and engage in settlement negotiations. If a settlement agreement is negotiated in a proceeding, it will be submitted to the Commission for approval. If a settlement agreement is not reached within this 90-day period, the parties will have an additional 60-day period to submit any necessary briefs or other submissions to an administrative law judge. At the end of the 150-day period the rate/restructuring plan will be submitted to the Commission for decision.

Other:

On November 10, 1994, the Company filed with the NYPSC a quantification of the rate-making effects of the Company's investigation into the prior financial improprieties of certain former Company officers and former employees. The Company requested that the NYPSC approve a refund of approximately $3.4 million to its New York electric and gas customers. That amount was in addition to the $369,000 previously refunded by the Company. This amount was charged to operations in the fourth quarter of 1994. The NYPSC had instituted a proceeding (Case 93-M-0849) to provide the opportunity for other parties, including the NYPSC Staff which was conducting the NYPSC Investigation, to be heard on this matter. On July 6, 1995, the NYPSC issued an order stating that the issues of the amount, timing and allocation of New York ratepayer refunds as a result of the NYPSC Investigation in Case 93-M-0849 should be considered in the context of the Company's electric base rate case and ordered the consolidation of the two cases.

On October 2, 1995, the Company, the NYPSC Staff, the CPB and IEUA reached a settlement which resolved all outstanding issues relating to the NYPSC Investigation. The settlement provided for a total of $8.5 million in rate relief for the Company's New York customers. The amount attributable to electric operations was $6.5 million and the amount attributable to gas operations was $2.0 million. The full impact of the settlement is reflected in the Company's results of operations after recording a charge of approximately $2.8 million during the third quarter of 1995. The May 3, 1996 Order approved the settlement. The electric portion was refunded to customers in May and June 1996. The gas portion was offset by deferred base rate increases. The above parties agreed that no further rate disallowances, rebates, refunds or rate reductions of any kind are appropriate in connection with the investigation referred to above or to the activities or transactions reviewed in performing such investigations.

New Jersey

Under an agreement with the New Jersey Board of Public Utilities ("NJBPU") to return to customers any funds found to be misappropriated or otherwise questionable as a result of the Company's investigation of alleged financial improprieties of certain former Company officers and former employees, Rockland Electric Company ("RECO"), a wholly-owned utility subsidiary of the Company, refunded to New Jersey ratepayers $93,000 through reductions in the applicable fuel adjustment charges in February and March 1994. In December 1994, RECO submitted a proposal to the NJBPU to refund an additional $704,000. By order dated January 27, 1995, the NJBPU approved this proposal and the refund was made in February 1995.

On November 3, 1993, the NJBPU commenced its periodic management audit of RECO. The NJBPU audit included, in addition to a standard review of operating procedures, policies and practices, a review of the posture of RECO management regarding business ethics and a determination regarding the effect of such events on RECO ratepayers. The audit findings are contained in a report titled "Final Report on An Ethics Review of Rockland Electric Company" (Docket No. EA900302-48) dated December 1, 1994 ("Ethics Review Report"). The NJBPU subsequently initiated an examination of senior management appointments and changes to the composition of the Company's Board of Directors and the development of an ethics program. The results of this examination are contained in a report titled "Final Report of an Ethics Oversight Review of Rockland Electric Company" dated June 23, 1995 ("Ethics Oversight Report"). The final Ethics Review Report and Ethics Oversight Report were approved by the NJBPU on July 7, 1995. The Ethics Oversight Report acknowledges that the NJBPU had approved refunds to the Company's New Jersey customers and generally comments favorably about the changes instituted by the Company.

On February 21, 1996, the NJBPU approved RECO's 1996 Levelized Energy Adjustment Clause ("LEAC") filing whereby RECO passed back an additional $482,000 of refunds related to the investigation of the alleged financial improprieties referred to above, making the total amount refunded to RECO's customers $1,279,000. The Company believes that this is the final refund applicable to RECO. In addition, as part of this LEAC filing, RECO was granted full recovery of its share of buyout costs associated with non-utility generator contracts entered into by the Company.

                      QUARTERLY COMPARISON

Results of Operations

Earnings per average common share outstanding for the third quarter of 1996 amounted to $1.31 per share as compared to $1.03 per share for the third quarter of 1995.

Comparative results were largely impacted by the customer refund provision recorded in the third quarter of 1995 and by significantly lower investigation costs in the third quarter of 1996. Third quarter 1996 earnings were also impacted by the Company's continued success in controlling operating and maintenance expenses and in lowering interest charges.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $7.1 million.
Increased gas sales and the elimination of the New York electric
RDM adjustment had a positive effect on revenues in the third quarter of 1996 as compared to the same quarter of 1995.

Electric operating revenues during the current quarter were $144.5 million as compared to $138.5 million for the third quarter of 1995, an increase of $6.0 million. This increase is primarily the result of the 1995 revenues reflecting the impact of the Company's RDM then in effect. In accordance with the NYPSC's May 3, 1996 Order described in this Item 2 under the caption "Rate Activities," electric revenues are no longer governed by an RDM agreement. This increase was offset by base rate reductions, lower sales and lower fuel cost recoveries.

Actual total sales of electric energy to retail customers during the third quarter of 1996 were 1,281,021 megawatt hours ("Mwh"), compared with 1,310,370 Mwh during the comparable period a year ago. This decrease is attributable to decreased usage as a result of cooler summer temperatures, partially offset by an increase in the average number of customers when compared to the same period a year ago. Revenues associated with these sales were $141.9 million during the current quarter compared to $147.7 million during the third quarter of 1995. The 1995 revenues after reflecting the RDM adjustment were $140.4 million.

Gas operating revenues during the quarter were $15.6 million compared to $14.5 million for the third quarter of 1995, an increase of $1.1 million. This increase is primarily the result of increases in sales to both firm and interruptible customers and higher gas cost recoveries.

Gas sales to firm customers during the third quarter of 1996 totaled 1,563 million cubic feet ("Mmcf"), compared with 1,556 Mmcf during the same period a year ago. Gas revenues from firm customers were $11.7 million, compared with $11.0 million in the third quarter of 1995.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding
Gas Marketing

The cost of fuel used in the production of electricity and purchased electricity costs increased by $0.3 million during the third quarter of 1996 when compared to the same quarter of 1995. This increase reflects the increase in the cost of fuel and purchased power and increased demand (including sales for resale), offset by deferred fuel costs.

Purchased gas costs for utility operations were $8.6 million in the third quarter of 1996 compared to $7.1 million in 1995, an increase of $1.5 million. This increase in gas costs is primarily attributable to the volume of gas purchased for resale and deferred costs offset by a reduction in price.

Other Operating and Maintenance Expenses

The Company's total operating expenses excluding fuel, purchased power, gas purchased for resale and non-utility gas marketing purchases for the third quarter, increased by $2.3 million compared with the same period in 1995. Utility operating expenses increased $3.6 million, offset by a decrease in diversified operations expenses of $1.3 million. This decrease is due to the restructuring of operations mentioned below.

The increase in utility operating expenses is primarily the result of the amortization of recoverable Independent Power Producer ("IPP") costs of $2.7 million and taxes of $1.8 million offset by reductions in other operation expenses of $0.9 million.

Diversified Activities

The Company's diversified activities consist of gas marketing and land development businesses conducted through wholly-owned non-utility subsidiaries.

Revenues from diversified activities decreased by $23.3 million for the third quarter of 1996 as compared to the same quarter of 1995. The decrease in operating expenses for all diversified activities of $23.5 million is the result of decreased gas purchases and operation expenses. The primary reason for the decrease in revenues and gas purchases is the continued restructuring of the gas marketing subsidiary business from large volume/low margin wholesale customers towards securing lower volume/higher margin retail customers.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $2.2 million during the third quarter of 1996 when compared to the same quarter of 1995. This is primarily the result of lower investigation and interest charges.

                     YEAR TO DATE COMPARISON

Results of Operations

Earnings per average common share outstanding for the first nine months of 1996 amounted to $2.73 per share as compared to $2.31 per share for the first nine months of 1995.

Consistent with the third quarter, the nine-month increase in earnings is the result of customer refund provisions made in 1996 and 1995, increased electric and gas sales, lower investigation and related litigation costs and continued success in controlling operating and maintenance expenses. The change in results of operations for the diversified operations had minimal impact on the change in earnings.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $49.4 million in the first nine months of 1996 as compared to the same period of 1995.

Electric operating revenues during the current nine-month period were $373.3 million as compared to $355.6 million for the first nine months of 1995, an increase of $17.7 million. This increase is the result of the termination of the RDM agreement, as mentioned previously, and regulatory adjustments made in the respective periods, as well as increased sales and fuel cost recoveries. These increases were offset by base rate reductions.

Actual total sales of electric energy to retail customers during the first nine months of 1996 were 3,513,678 Mwh, compared with 3,446,899 Mwh during the comparable period a year ago. Despite cooler summer conditions, customer usage increased. There was also an increase in the average number of customers compared to a year ago. Electric revenues associated with these sales were $361.9 million (which was reduced by $5.7 million in investigation refunds during the current nine-month period) compared to $366.2 million during the first nine months of 1995, a decrease of $4.3 million. The 1995 revenues after reflecting the RDM adjustment were $355.1 million.

Gas operating revenues during the first nine months were $125.7 million compared to $93.9 million for the first nine months of 1995, an increase of $31.8 million. Revenues were increased by gas cost recoveries of $21.0 million, sales volume changes of $4.4 million, interruptible sales of $7.5 million and other operating revenue of $0.4 million. This was offset by price decreases of $1.5 million.

Gas sales to firm customers during the first nine months of 1996 totaled 14,675 Mmcf, compared with 13,268 Mmcf during the same period a year ago. Gas revenues from firm customers were $109.8 million, compared with $85.9 million in the first nine months of 1995.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding
Gas Marketing

The cost of fuel used in the production of electricity and purchased electricity costs increased by $5.8 million during the first nine months of 1996 when compared to the same period of 1995. This increase reflects the increase in the cost of fuel and purchased power as well as increased demand.

Purchased gas costs for utility operations were $74.2 million in the first nine months of 1996 compared to $47.2 million in 1995, an increase of $27.0 million. This increase in gas costs is attributable to the volume of gas purchased for resale and higher prices.

Other Operating and Maintenance Expenses

The Company's total operating expenses, excluding fuel, purchased power, gas purchased for resale and non-utility gas marketing purchases, for the first nine months increased by $9.2 million compared with the same period in 1995. The increase in expenses associated with utility operating expenses amounted to $10.9 million. Diversified operation and maintenance expenses decreased $1.7 million.

As previously mentioned in the discussion of the third quarter variance, the increase in utility operating expenses is primarily the result of the amortization of recoverable IPP costs of $13.9 million, offset by a reduction in other operating expenses of $3.0 million.

Diversified Activities

Revenues from diversified activities decreased by $124.7 million for the first nine months of 1996 as compared to the same period of 1995. The decrease in operating expenses for all diversified activities of $126.0 million is the result of decreased gas purchases of $124.3 million and decreased operation expenses of $1.7 million. The primary reason for these decreases, as mentioned previously, is the continuing restructuring of the gas marketing subsidiary business from large volume/low margin wholesale customers towards securing low volume/higher margin retail customers.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $1.2 million during the first nine months of 1996 when compared to the same period of 1995. The decrease reflects the impact of the gain realized on the formation of the NORSTAR Partnership in the first quarter of 1995 which amounted to $2.9 million and regulatory adjustments as a result of the NYPSC's May 3, 1996 Order somewhat offset by decreases in investigation charges of $2.5 million and interest charges of $1.1 million.

Forward Looking Statements

To the extent the disclosures contained in this Form 10-Q for the quarter ended September 30, 1996 are viewed as forward looking statements, it should be noted that various risks and uncertainties exist that could cause the actual results to differ materially from that inferred by the forward looking statements. These forward looking statements may include, among others, statements concerning the Company's revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, changes in the utility industry, financing availability, statements of the Company's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Forward looking statements made by the Company are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. Some, but not all, of the risks and uncertainties include general economic conditions in the Company's service territory, competitive factors and federal and state regulatory actions. Further, certain risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.


                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of litigations entitled United States v. Kramer, et al. and State of New Jersey Dept. of Environmental Protection v. Almo Anti-Pollution Services, et al. On October 2, 1996, the Company entered into a de minimis settlement agreement with certain third-party defendants which, inter alia, provides for (i) dismissal of the claims asserted against the Company and a bar to future claims against the Company related to the site, and (ii) indemnification of the Company for any future claims or expenses related to the site, each with certain standard limited exceptions. In exchange for this release, the Company will pay $15,000 into a fund which will be used to pay for clean-up costs related to the site.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of the litigation entitled Hudson Riverkeeper Fund, Inc. v. Orange and Rockland Utilities, Inc. On September 16, 1996, the United States District Court for the Southern District of New York entered a Stipulation and Consent Judgment, dismissing the litigation without prejudice, and pursuant to which, inter alia, the Company paid approximately $175,000 to plaintiff for payment of legal fees and related costs.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of the litigations entitled Warwick Administrative Group, et al. v. Avon Products, Inc. et al. ("Warwick") and U.S.A. v. International Paper Co., et al. ("International Paper"). On September 26, 1996, the Company executed a consent decree prepared by the United States Environmental Protection Agency settling the Company's involvement in the International Paper action for approximately $1,260. On October 2, 1996, the Company executed a settlement agreement with the plaintiffs' group in the Warwick action in the amount of $50,000.

Regulatory Matters

The Company, the six other New York State investor-owned electric utilities, and the Energy Association of New York State filed a petition in New York State Supreme Court on September 18, 1996 challenging the NYPSC's May 20, 1996 Order in the Competitive Opportunities Proceeding (Case 94-E-0952) under Article 78 of the New York Civil Practice Law and Rules. In their Article 78 petition, the petitioners alleged that the Order is vague, ambiguous and procedurally defective, that the May 20, 1996 Order fails to assure the utilities a reasonable opportunity to recover strandable costs, and the NYPSC lacks the authority to order retail wheeling or divestiture. The utilities and the NYPSC have agreed to an expedited schedule in this proceeding. Briefings have been completed and oral argument was held on October 24, 1996. Reference is made to the information contained under the caption "Rate Activities" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for a discussion of the NYPSC's May 20, 1996 Order.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None.

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




                              ORANGE AND ROCKLAND UTILITIES, INC.
                                          (Registrant)



Date: November 12, 1996       By ROBERT J. McBENNETT
                                 Robert J. McBennett
                                 Treasurer





Date: November 12, 1996       By EDWARD M. McKENNA
                                 Edward M. McKenna
                                 Controller