Form 10-K405
period 1996-12-31
ORANGE & ROCKLAND UTILITIES INC
filed 1997-03-24
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K

(Mark One)

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

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
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)             Identification No.)

One Blue Hill Plaza, Pearl River, New York         10965
(Address of principal executive offices)         (Zip code)

                                  (914) 352-6000
       (Registrant's telephone number, including area code)

   Common Stock, $5 Par Value - New York Stock Exchange, Inc.
  (Securities registered pursuant to Section 12(b) of the Act)


                        Preference Stock, No Par Value
  (Securities registered pursuant to Section 12(g) of the Act)


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X


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

At February 28, 1997, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $488,966,492*.

At February 28, 1997, the registrant had 13,654,123 shares of Common Stock ($5 par value) outstanding.

Documents incorporated by reference:

   Annual Report to Shareholders for the year ended
   December 31, 1996 incorporated in Part I, Part II and
   Part IV to the extent described therein.

   The Company's definitive Proxy Statement in connection with the 1997 Annual Meeting of Common Shareholders incorporated in Part III to the extent described therein.

* For purposes of this calculation, it is assumed that only directors and officers of the registrant are affiliates of the registrant.





                        TABLE OF CONTENTS
PART I.                                                   Page
ITEM 1.  Business
         General Development of Business                      1
         Financial Information about Industry Segments        1
         Narrative Description of Business:                   2
           Principal Business                                 2
           Electric Operations                                2
           Gas Operations                                     8
           Diversified Activities                            10
           Construction Program and Financing                13
           Regulatory Matters                                15
           Utility Industry Risk Factors and Competition     19
           Marketing                                         21
           Environmental Matters                             21
           Research and Development                          25
           Franchises                                        25
           Employee Relations                                26
ITEM 2.  Properties                                          26
ITEM 3.  Legal Proceedings                                   29
ITEM 4.  Submission of Matters to a Vote of Security Holders 38

Executive Officers of the Registrant                         39

PART II.
ITEM 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters                       41
ITEM 6.  Selected Financial Data                             41
ITEM 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations               42
ITEM 8.  Financial Statements and Supplementary Data         42
ITEM 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure               42

PART III.
ITEM 10. Directors and Executive Officers of the Registrant  42
ITEM 11. Executive Compensation                              42
ITEM 12. Security Ownership of Certain Beneficial Owners
           and Management                                    42
ITEM 13. Certain Relationships and Related Transactions      42

PART IV.
ITEM 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                               43

Signatures                                                   51
Report of Independent Public Accountants on Financial
  Statement Schedules                                        53
Consent of Independent Public Accountants                    53
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

The Company has two wholly-owned utility subsidiaries, Rockland Electric Company ("RECO"), a New Jersey corporation, and Pike County Light & Power Company ("Pike"), a Pennsylvania corporation. The Company has three wholly-owned non-utility subsidiaries, Clove Development Corporation ("Clove"), a New York corporation, O&R Development, Inc. ("ORD"), a Delaware corporation and O&R Energy Development, Inc. ("ORED"), a Delaware corporation. ORED sold all of its oil and gas interests effective December 31, 1995 and has ceased operations. RECO has a wholly-owned non-utility subsidiary, Saddle River Holdings Corp. ("SRH"), a Delaware corporation. SRH has four wholly-owned non-utility subsidiaries, NORSTAR Holdings, Inc. ("NHI") (formerly O&R Energy, Inc.), Atlantic Morris Broadcasting, Inc. ("AMB"), Palisades Energy Services, Inc. ("Palisades") and Compass Resources, Inc. ("Compass"), all Delaware corporations. AMB sold all of its broadcasting properties during 1995 and has ceased operations. NHI has two wholly-owned non-utility subsidiaries, Millbrook Holdings, Inc. ("Millbrook") and NORSTAR Management, Inc. ("NMI"), both Delaware corporations. NMI is the sole general partner of a Delaware limited partnership, NORSTAR Energy Limited Partnership ("NORSTAR Partnership"). NORSTAR Partnership is the majority owner of NORSTAR Energy Pipeline Company, L.L.C. ("NORSTAR LLC"), a Delaware limited liability company. The businesses of the non-utility subsidiaries are described under the subheading "Diversified Activities" in this
Item 1.

Financial Information about Industry Segments:

Consolidated financial information regarding the Company's principal business segments, Electric Operations, Gas Operations and Diversified Activities is contained in Note 13 of the Notes to Consolidated Financial Statements - "Segments of Business" on page 30 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

As of December 31, 1996, the Company and its utility subsidiaries furnished electric service to approximately 266,000 customers in 96 communities with an estimated population of 676,000 and gas service to approximately 113,000 customers in 57 communities with an estimated population of 478,000. There have been no significant changes in either the population of the Company's service territory or in the number of customers served in the current year. At December 31, 1995, electric service was provided to approximately 263,000 customers in 96 communities with an estimated population of 671,000 and gas service was provided to approximately 112,000 customers in 57 communities with an estimated population of 474,000. At December 31, 1996 and 1995, 95% of the Company's residential gas customers used gas as their major heating fuel. While the territory served is predominantly residential, the Company and its utility subsidiaries also serve a number of commercial and industrial customers in diversified lines of business activities from which significant electric and gas revenues are derived. No single customer accounts for more than 10% of either gas or electric sales. The business of the Company and its utility subsidiaries is seasonal to the extent that sales of electricity are higher during the summer, mainly due to air conditioning requirements, and sales of gas are greater in the winter months, primarily as a result of heating requirements.

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

In addition to the energy produced at its generating facilities, the Company, through various transmission interconnections, purchases both capacity and energy when needed to meet load and reserve requirements and also when such power is available at a price lower than the cost of production. The Company maintains transmission interconnections with Central Hudson Gas and Electric Corporation ("Central Hudson"), Public Service Electric and Gas Company ("PSE&G") and Consolidated Edison Company of New York, Inc. ("Con Ed"). Through these interconnections, and as a member of the New York Power Pool ("NYPP"), the Company can exchange power directly with the above utilities and, through the facilities of other members of the NYPP, the Company can exchange power with all members of the NYPP and with utilities in pools in neighboring states. In addition, members of the NYPP are able to coordinate inter-utility transfers of bulk power in order to achieve economy and efficiency, cooperate in long range planning of generation and transmission facilities and coordinate inter-utility operating and emergency procedures to assure reliable, adequate and economic electric service throughout the state. Through the NYPP control center, the Company is able to purchase power in order to optimize its generation-interchange mix, using the lowest cost energy available to the Company in the interconnected system. By agreement with the NYPP, the Company must maintain capacity reserves including firm capacity purchases of not less than 18% of its peak load.

During 1996, the Company had agreements in place for both capacity and energy purchases. Capacity purchases included an agreement with PSE&G which provided 100 Mw of winter capacity and 125 Mw of summer capacity, an agreement with the New York Power Authority ("NYPA") for 25 Mw of year-round capacity from the Blenheim-Gilboa pumped storage facility (the "Gilboa Facility") and an agreement with North American Energy Conservation, Inc. ("NAEC") which provided for 100 Mw of capacity in the winter capability period and 150 Mw during the summer capability period.

With regard to energy, the Company purchased approximately 54% of its energy requirements during 1996. These purchases, which were made primarily through short-term purchase agreements and interchange agreements, were primarily economy transactions made in the interest of lowering costs to the Company's customers. This is demonstrated by the fact that the Company's installed generating capability for the 1996 summer capability period could have provided over 99% of the Company's energy requirements at the time of the Company's peak demand. The use of purchased power under these circumstances reflects the Company's policy of supplementing its electric generation with purchased power not only when needed to meet load requirements but also when such power is available at a cost lower than the cost of production.

Information regarding future power supply, particularly the status of capacity purchase contracts with Independent Power Producers and Qualifying Facilities, is contained under the caption "Future Energy Supply and Demand" in this Item 1. Reference is also made to the information contained under the caption "Utility Industry Risk Factors and Competition" in this
Item 1.

Fuel Supply. The Company's 981 Mw summer generating capacity is available from the following fuel sources:

                            Coal,
                    Oil      Oil                  Gas
    Plant          & Gas    & Gas      Hydro    Turbine   Total
                           (Megawatts)
Lovett Plant
 Unit 3             63.0                                    63.0
 Units 4 & 5                 399.6                         399.6

Hydro Plants
 Swinging Bridge
 Mongaup, Rio and
 Grahamsville                           43.8                43.8

Gas Turbine Plants
 Hillburn and
 Shoemaker                                        74.0      74.0

Bowline Point Plant
 Units 1 & 2       400.6                                   400.6
                   463.6     399.6      43.8      74.0     981.0

*For a description of the Company's generating plants, see
 Electric Generating Facilities" in Item 2 of this Form 10-K
 Annual Report.

The Company's principal generating plants use natural gas, coal, or oil as their primary fuels. This tri-fuel strategy enables the Company to control, to some extent, the risks associated with one of the most volatile components of electric production costs based on fuel price and fuel availability. In addition, the Company's fuel strategy has enabled it to reduce its dependence on oil through the use of coal as the primary fuel for the Lovett Plant's two largest generating units and incorporates economy power purchase from other systems when such purchases are less expensive than generation. There are, however, certain factors which affect fuel price and availability which are beyond the control of the Company. These factors include the domestic and international fuel supply situation, environmental regulations, conservation measures and the availability of alternative fuels. Electricity available for sale is a mix of Company generation by various fuel types, supplemented by purchased power when such power is available at a price lower than the price of generation or is needed to meet load requirements. Details for the years 1992 through 1996 are as follows:

                     1992     1993     1994     1995    1996
     Gas              21%     16%      23%      23%       8%
     Coal              33      33       36       27       33
     Oil               10       5        6        7        1
     Hydro              3       4        3        3        4
     Purchased Power   33      42       32       40       54

       Total         100%    100%     100%     100%     100%

Gas - Natural gas is used as fuel for electric generation at the Company's Lovett and Bowline Point Plants and at the Hillburn and Shoemaker Gas Turbine Plants when it is available and economic. Substantially all of the gas used in electric generation is acquired through spot market purchases. During 1996, the Company used significantly lower volumes of natural gas for boiler fuel at both its Lovett Plant and the Bowline Point Plant than in previous years due to the higher market price of gas in relation to other fuels. The Company expects to continue to use natural gas in the Lovett Plant and the Bowline Point Plant during 1997, whenever such gas is more economical than alternative fuels. In 1996, the Company used 2.3 billion cubic feet ("Bcf") and 2.0 Bcf of gas, respectively, at the Lovett Plant and the Bowline Point Plant.

Coal - The low sulfur coal (1.0 lbs - SO2 per million British Thermal Unit ("MMBTU")) used in Lovett Plant Units 4 and 5 is supplied to the Company primarily through a long term contract with Massey Coal Sales Company, Inc. The Company maintains the ability to purchase alternative fuel in place of coal whenever it is in its best interest to do so. The coal burned in the Lovett Plant is low in ash (typically 8%) and high in BTU content (26 MMBTU's per ton). During 1996 coal was the predominant fuel burned at the Lovett Plant, and the Company expects it to be the predominant fuel burned during 1997. Information regarding the Company's coal supply contract is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Coal Supply Contracts" on page 27 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Oil - The Company has the ability to burn oil at all of the generating units at the Lovett Plant and the Bowline Point Plant. The Company purchased no oil for its Lovett Plant in 1996 and does not anticipate purchasing any significant quantity of fuel oil for the Plant in 1997. Con Ed supplies #6 fuel oil (0.37% maximum sulfur content by weight) to the Bowline Point Plant under a contract between it and the Company. Pursuant to that contract, Con Ed has also agreed to provide a backup oil supply for the Company's Lovett Plant under certain conditions.

Hydro - Water for the operation of the Company's Mongaup River Hydro Plants is controlled by the Company through the ownership of the necessary land in fee or through easements. In the case of the Company's Grahamsville Hydro Plant, water is obtained under contract with the City of New York Board of Water Supply. This contract, which expires in 2005, entitles the Company to 8.1 Bcf of free water each year. In 1996, the total amount of water used was 15.5 Bcf. Of this total, 7.4 Bcf was billed at varying rates based on an average cost of all fuels used in power generation.

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

Additional information regarding fuel and purchased power costs, including a description of the fuel adjustment clauses contained in the Company's tariff schedules, is contained in the 1996 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Electric Energy Costs" on page 11 and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Fuel Costs" on page 21, which information is incorporated by reference in this Form 10-K Annual Report.

Future Energy Supply and Demand. The Company continues to be committed to meeting customer energy needs by providing reliable energy service at the lowest prudent cost and in an environmentally sound manner. The transition to a competitive business environment may affect the traditional vertically integrated utility structure and will necessitate changes in the way the Company provides for the power needs of its customers. As a result, this section should be read in conjunction with the disclosures regarding competition in the electric utility industry, which can be found in this Form 10-K Annual Report in
Item 1 under the caption "Utility Industry Risk Factors and Competition" and in Item 3, Legal Proceedings, under the caption "Regulatory Matters - Competition."

Through its Integrated Resource Plan the Company has responded to the changes that have occurred in the utility industry and has incorporated a significant number of conservation and demand reduction alternatives as well as purchased power into its energy strategy. The Company's Demand Side Management ("DSM") program involves efforts to control electric peak demand and energy usage, and addresses the need to improve plant utilization by making customer demand more complementary, over time, to the available capacity. DSM programs are available to all market segments. Through December 31, 1996, DSM efforts have reduced the annual need for increased energy of 240,000 Mwh through programs administered by the Company and by RECO as well as through contracts with outside energy service companies pursuant to the competitive bidding program. The costs of DSM programs are recoverable on a current basis in both the New York and New Jersey service territories. Additional information regarding the recovery of DSM costs, is contained under the captions "Electric Sales and Revenues" and "Other Utility Operating Expenses and Taxes" in the "Review of the Company's Results of Operations and Financial Condition" on pages 11 and 12, respectively, of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

The Company's Supply Side Management program involves the acquisition of future increments of capacity and energy as needed to meet anticipated load and reserve requirements and, in particular, to reduce the cost of electricity to the Company's customers. With regard to future purchases of capacity, contracts are in place with the NYPA, NAEC and PSE&G. The NYPA agreement for firm purchases from the Gilboa Facility, which provides for 25 Mw of year-round capacity, will be in effect through April 2015. The agreement with NAEC will provide capacity ranging between 100 Mw and 150 Mw through October 1998, with an option to extend the contract through October 2001. In addition, a firm purchased power agreement with PSE&G will provide between 100 Mw and 200 Mw of capacity during the contract term which extends through October 2000. At the option of the Company, additional capacity purchases are available throughout the term of the PSE&G contract which, together with the firm contract capacity, would bring the total capacity available under the PSE&G contract to between 300 Mw and 400 Mw. Information regarding future payments under capacity purchase contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Power Purchase Agreements" on page 27 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Regarding future purchases of energy, the Company's contract with NAEC provides for a minimum of 1.3 million megawatt hours of firm economy purchases during the winter capability periods beginning with the 1995/1996 period and ending with the 1997/1998 winter period. In addition, the Company will continue to take an aggressive posture in securing economic increments of purchased power, particularly through interchange transactions, short-term firm contracts and spot purchases.

During 1994 and 1995, the Company negotiated termination agreements with three independent power producers scheduled to provide capacity and energy to the Company in the late 1990's. The costs associated with the termination of these contracts have been approved for recovery by the New York State Public Service Commission ("NYPSC") and the New Jersey Board of Public Utilities ("NJBPU"). Information regarding these costs is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Other Utility Operating Expenses and Taxes" and in Note 1 of Notes to Consolidated Financial Statements under the caption "IPP Settlement Agreements" on pages 12 and 22 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Gas Operations

The Company distributes purchased natural gas, supplemented at times of peak load by gas produced in its propane air gas plants.

As of December 31, 1996, the gas distribution system included
1,732 miles of mains. The highest historical maximum daily gas sendout of 206,038 thousand cubic feet ("Mcf") occurred on January 19, 1994.

Supply, Transportation and Storage. The Company has firm, long-term gas supply contracts with seven gas producers. Together these contracts account for all of the Company's base load gas requirements and include a contract with a Canadian producer which accounts for approximately 28% of firm contracted supply and expires in the year 2002. Contracts for the remaining 72% of the Company's firm gas supply have been executed with six domestic producers. Two of these contracts are scheduled to expire in 1997, and it is anticipated that replacement gas supplies will be negotiated. The remainder have expiration dates ranging between 1998 and 2010. All of the gas supply contracts contain options for renewal and certain of the agreements contain "re-opener" provisions which allow the Company to modify price and operating terms under certain conditions. This flexibility will ensure the reliability of the Company's gas supply while allowing the Company to enhance its supply portfolio as market opportunities arise.

In addition to its long-term contracted supply sources, the Company purchases spot gas from producers primarily for use in electric generation. During 1996, the Company made spot purchases of approximately 6.3 million Mcf of gas or 19% of the total gas supply.

To supplement purchased gas, the Company manufactures gas at its propane air gas plants located in Middletown, Orangeburg and Suffern, New York which have a combined capacity of 30,600 Mcf per day of natural gas equivalent. This capacity, together with gas purchases under contracts between the Company and its suppliers, is expected to provide adequate peak day supplies to serve existing customers. Any additional increments of new supply which may be required will be negotiated.

In addition to the gas supply contracts, the Company has provided for the transportation of gas through firm, long-term transportation agreements with four major pipeline companies:
Tennessee Gas Pipeline Company ("Tennessee"), Columbia Gas Transmission Corporation ("Columbia"), Algonquin Gas Transmission Company ("Algonquin") and Texas Eastern Transmission Corporation ("Texas Eastern"). The transportation agreement with one of these pipelines will expire during November 2000. The other three firm transportation contracts have expiration dates from 2004 through 2012. The Company also has entered into interruptible transportation agreements with the same pipeline companies. All transportation contracts contain options for renewal.

With regard to gas storage, the Company also has long-term gas storage contract arrangements with Tennessee, Columbia and Texas Eastern. The earliest expiration date of any of these storage contracts is 2000 and all storage contracts contain options for renewal. In addition, the Company has reserved capacity in an innovative gas storage project operated by Avoca Natural Gas Storage. The storage facility, which will be available in late 1998, uses leached-out caverns in underground salt beds to create a storage reservoir and is designed for fast withdrawal and refill capacity which will enhance the Company's ability to meet incremental peak day gas requirements.

As noted earlier, the Company's maximum daily sendout of gas occurred during January 1994 and amounted to 206,038 Mcf. This compares to the maximum daily gas delivery capability of 225,839 Mcf which is available from the following sources: direct purchases - 118,471 Mcf; storage withdrawals - 76,768 Mcf; and Company manufactured gas - 30,600 Mcf.

Additional information regarding gas supply and gas storage contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 26 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Transportation for Others. The Company provides gas transportation services for end users in its service territory who elect to obtain their own direct gas supplies. During 1996, approximately 3.0 Bcf of gas were transported for such end users.

Pipeline Capacity and Off-System Sales. As a result of the provisions of Federal Energy Regulatory Commission ("FERC") Orders 636 and 63, and in conjunction with the NYPSC Order in Case 92-G-0050, the Company has marketed excess pipeline transmission capacity and has retained certain profit levels attributable to both the marketed capacity and to off-system gas sales. Information regarding these items is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Gas Sales and Revenues" on page 12 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Take-or-Pay Surcharge Costs and FERC Order No. 636 Transition Costs. As a result of a 1987 FERC order, as well as other legal and regulatory actions since that time, the Company has deferred certain gas supplier take-or-pay costs. A settlement with the NYPSC in Case 88-G-062 granted the Company full recovery of its take-or-pay liability over an amortization period which extends to March 1999.

In addition, certain costs incurred by gas pipeline companies in complying with FERC Order No. 636 have been approved, by the FERC, for allocation to distribution companies, including the Company. It is currently estimated that the Company's obligation related to Order No. 636 transition costs will amount to $34.6 million, of which $25.1 million has been paid through December 31, 1996.

Information regarding take-or-pay charges and FERC Order No. 636 transition costs, including the recoverability of these costs under the Company's rate structure, is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition", in Note 1 of the Notes to the Consolidated Financial Statements under the caption "Rate Regulation" and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on pages 12, 21 and 26, respectively, of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Item 3, "Legal Proceedings", of this Form 10-K Annual Report.

Information regarding the status of competition in the gas distribution industry, particularly NYPSC Orders approving gas utility restructuring plans, is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Rate Activities" on page 14 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report. Reference is also made to information contained under the caption "Utility Industry Risk Factors and Competition" in this Item 1.

Diversified Activities

Both the Company and RECO have certain non-utility subsidiaries which engage in the following diversified, non-regulated business activities: gas marketing, energy services, investment in business ventures and land development. The Company's Consolidated Financial Statements, which are incorporated in this Form 10-K Annual Report by reference to the Company's 1996 Annual Report to Shareholders, include the results of operations of all diversified activities. In addition, the diversified activities are considered to be a reportable business segment, due to the fact that the gross operating revenues of the non-regulated business activities, which are primarily attributable to the gas marketing activities, account for more than 10 percent of the Company's total consolidated gross revenues. The nature of the gas marketing business is such, however, that the net earnings realized from this activity, and from all non-regulated activities combined, are not material. In addition, neither the assets of the non-regulated businesses nor the continued operation of the non-regulated business lines are material to the operations of the Company. For these reasons, the disclosure related to the Company's diversified activities, as prescribed by Regulation S-K, has, with few exceptions, been omitted from other sections of this Form 10-K Annual Report.

Capital contributions to the non-utility subsidiaries by the Company and RECO are borne by the shareholders. Any profits, losses, or tax savings from investments in non-utility subsidiaries accrue to the shareholders and are not included in the cost of service for ratemaking purposes. A description of the non-utility subsidiaries of the Company and RECO follows.

Saddle River Holdings Corp. SRH, a wholly-owned subsidiary of RECO, was established for the purpose of investing in non-utility business ventures and, through an indirect subsidiary, NMI, is currently engaged in natural gas marketing. NMI is the general partner of NORSTAR Partnership and the limited partner is Shell NORSTAR Inc., a wholly-owned subsidiary of Shell Gas Trading Company, a Delaware corporation. The NORSTAR Partnership currently provides natural gas to industrial, commercial and institutional end users, gas distribution companies, gas marketing companies and electric generating facilities in 14 states and Canada. In addition, during 1996, the NORSTAR Partnership sold its gas pipeline operations. As a result of the continued under-performance of the NORSTAR Partnership, during 1996 the focus of the NORSTAR Partnership's business activities began to be redirected from a large volume/low margin customer base to a low volume/higher margin customer base. This reorganization is aimed at increasing customers, sales and margins and will be fully implemented during 1997. Additional information regarding NORSTAR Partnership is contained in the "Review of the Company's Results of Operations and Financial Condition" under the captions "Financial Performance" and "Diversified Activities" on pages 10 and 13 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

A subsidiary of NHI, Millbrook, pursuant to a long-term leasehold agreement, holds for sale or lease approximately twelve acres of non-utility real estate in Morris County, New Jersey. In December 1995 the Company adopted a plan to sell the Millbrook real estate and wrote-down its investment. Broadcasting activities were conducted through AMB, a subsidiary of SRH which owned six radio stations. At December 31, 1995 the sales of all broadcasting properties had been completed. Additional information regarding the sale is contained in Note 1 of the Notes to Consolidated Financial Statements under the caption "Sale of Broadcast Properties" on page 22 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

During 1996, two additional companies were formed as subsidiaries of SRH. Compass Resources, Inc., a Delaware corporation was formed to invest in energy technology ventures and in new energy processes. Palisades Energy Services, Inc., also a Delaware corporation, was formed to market energy products and services. Both companies will begin operations in early 1997.

Clove Development Corporation. Clove, a wholly-owned subsidiary of the Company, holds approximately 5,200 acres of real estate, located primarily in the Mongaup Valley region of Sullivan County, New York. Historically, Clove's revenues have been derived primarily from the sale of timber and sand, property rentals and periodic sales of land.

Certain portions of Clove's property lend themselves to recreational development. Two small subdivisions have been developed and substantially sold off. A third development, Lakeside Forest at Swinging Bridge, is actively being marketed, with nine lots having been sold through 1996.

O&R Development, Inc.. ORD, a wholly-owned subsidiary of the Company, was established to promote industrial and corporate development within the Company's service territory by providing improved sites and buildings. ORD's activities are aimed at attracting new business and industry to the Company's service territory, which would spread fixed costs for electricity and gas over a wider customer base.

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

Additional information regarding the non-utility subsidiaries of the Company and of RECO is contained in the Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as follows: in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 10 under the captions "Financial Performance" and "Diversified Activities"; and in the Notes to Consolidated Financial Statements beginning on page 21 in Note 1 under the captions "Principles of Consolidation" and "Sale of Broadcast Properties", in Note 9, "Fair Value of Financial Instruments" under the caption "Gas Futures Contracts" and in Note 13, "Segments of Business".

Construction Program and Financing

Construction Program. The construction expenditures, excluding allowance for funds used during construction, of the Company and its utility subsidiaries for 1997 are presently estimated at approximately $57.7 million, which consist primarily of routine projects for capital replacements or system betterments and do not include any additions to generating capacity. The Company's construction program is under continuous review and the estimated construction expenditures are, therefore, subject to periodic revision to reflect, among other things, changes in energy demands, economic conditions, environmental regulations, changes in the timing of construction activities, the level of internally generated funds and other modifications to the construction program.

Information regarding the Company's construction program is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and under the caption "Construction Program" in Note 12 of the Notes to Consolidated Financial Statements on pages 13 and 26, respectively, of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

At December 31, 1996, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $100.0 million. Commercial paper borrowings, which are supported by such credit lines, amounted to $82.4 million at year end. Additional information regarding the Company's short-term debt position is contained in Note 8 of the Notes to Consolidated Financial Statements - "Cash and Short-Term Debt" on page 24 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

On February 4, 1997, RECO issued $20 million of First Mortgage 7 1/8% Bonds, Series J, due February 1, 2007 ("Series J Bonds"). The proceeds from the issuance of the Series J Bonds, together with other RECO funds, will be used to refund, in March 1997, RECO's $20 million First Mortgage 9.59% Bonds, Series H. The Company currently has no plans for the issuance of additional debt or equity securities and it is expected that capital requirements, with the exception of $78 million of long-term debt which will mature during 1997 and is expected to be refinanced, will be met primarily with funds from operations, supplemented with short-term debt as required. In addition, the Company will continue to examine the potential for reducing the cost of debt through the evaluation of debt refinancings.

The non-utility subsidiaries of the Company and RECO also maintain certain lines of credit and undertake long and short-term borrowings or make investments from time to time. NORSTAR Partnership maintains a $20 million line of credit with one commercial bank under which there was $2.0 million in letters of credit and $1.0 million in notes outstanding at December 31, 1996. Non-utility temporary cash investments amounted to $1.3 million at December 31, 1996.

For a description of the non-utility subsidiaries of the Company and of RECO, see "Diversified Activities" in Item 1 of this Form
10-K Annual Report.

Additional information regarding liquidity is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and in
Note 7 of the Notes to Consolidated Financial Statements - "Long-Term Debt" on pages 13 and 23, respectively, of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Information regarding certain financial statistics of the Company is contained under the caption "Financial Statistics" on page 32 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Credit Ratings. The current ratings of the Company's principal securities and its commercial paper are as follows:

                        Moody's     Standard   Duff and Phelps
                       Investor's   & Poor's      Credit
                      Service, Inc.   Corp.    Rating Company

First Mortgage Bonds      A3          A-            A
Pollution Control Bonds   Baa1        A-            A-
Unsecured Debt            Baa1        A-            A-
Preferred Stock           baa1        BBB+          BBB+
Commercial Paper          P-2         A-2           D-1-

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

Regulatory Matters

A description of the general character of rate regulation and its effect on the financial statements of the Company and its utility subsidiaries, including a disclosure of the Company's regulatory assets, is contained in Note 1 of Notes to Consolidated Financial Statements under the caption "Rate Regulation" on page 21 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

State Regulation. The Company and its utility subsidiaries are subject to the jurisdiction of state commissions in their respective states of incorporation. The state commissions have the authority to regulate, among other things, rates, services, the issuance of securities and accounting and depreciation procedures. The Company is subject to the jurisdiction of the NYPSC, which covers approximately 77% of consolidated utility energy sales. RECO is subject to the jurisdiction of the NJBPU, which covers approximately 21% of consolidated utility energy sales. Pike is subject to the jurisdiction of the Pennsylvania Public Utility Commission ("PAPUC"), which covers approximately 1% of consolidated utility energy sales. Sales for resale, which are subject to regulation by the FERC, accounted for 1% of consolidated utility energy sales.

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

Current Rate Activities. Information regarding the current rate filings of the Company and its utility subsidiaries, including the impact which the recent events affecting the Company had on the rate proceedings of the Company and its utility subsidiaries, is contained under the caption "Rate Activities" in the "Review of the Company's Results of Operations and Financial Condition" on page 14 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report. Information regarding NYPSC proceedings dealing with certain "take-or-pay" gas contract costs and FERC Orders 636 and 63 is contained in the 1996 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the captions "Gas Sales and Revenues" and "Gas Energy Costs" beginning on page 12 and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 26, which information is incorporated by reference in this Form 10-K Annual Report.

Competitive Proceedings. Regulatory agencies at the Federal level as well as the three states in which the Company has retail electric franchises are currently evaluating changes in regulatory and rate-making practices designed to promote increased competition consistent with safety, reliability and affordability standards. Depending on future developments in this area, the Company's market share and profit margins could become subject to competitive pressures in addition to regulatory constraints. A discussion of the current Federal and state competitive initiatives is contained in Item 3, Legal Proceedings of this Form 10-K Annual Report under the captions "Restructuring Litigation" and "Regulatory Matters - Competition". Reference is also made to the caption "Utility Industry Risk Factors and Competition" in this Item 1.

Rate Cases. During the five year period ending December 31, 1996, the Company and its utility subsidiaries have sought rate changes to cover the impact of changing costs. The amounts of rate changes approved by the NYPSC, NJBPU and PAPUC are set forth in the following table.


                   Historical Base Rate Cases
                           1992 - 1996

                          Annual Amount   Overall Rate  Return on
  Class of    Effective      ($000's)      of Return      Equity
  Service        Date   Requested  Granted  Granted (%)  Granted (%)

Electric - N.J. 01/24/92  12,863     5,100   10.17       12.0
Electric - N.Y. 05/01/92     (a)     5,548      - (a)      -  (a)
Gas - N.Y.      12/15/92   7,962     3,776   10.04(b)    11.65(b)

Electric - N.J. 01/01/93     (c)     1,685      -          -
Electric - N.Y. 05/01/93     (d)       691      -          -
Electric - P.A  06/11/93     498       270      - (e)      - (e)
Gas - P.A.      06/25/93      36        12      - (e)      - (e)

Electric - N.Y. 07/01/94     (f)       -0-      - (g)      - (g)
Gas - N.Y.      11/04/94     (h)       (h)      - (h)      - (h)

Electric - N.Y. 05/01/95     (i)       -0-      -          -
Electric - N.Y. 08/01/95 (6,112)   (6,112)      - (j)    11.3%(j)

Electric - N.Y. 05/03/96     (k)   (7,750)    8.79       10.4

(a)The first post rate year filing made in accordance with the NYPSC Order in the Company's 1989 electric base rate case provided for the recovery in base rates of inflation on non-fuel operation and maintenance expenses, rate base additions and cost of capital. The base rate increase amounted to $5,548,000. In addition, the Company was permitted to recover a one-time surcharge of $1,869,000 which represents a net undercollection resulting from the reconciliation of revenue and expenses and earned incentives for the year 1991 as provided for in the 1989 Order.

(b)Under a multi-year gas rate agreement (1993-1996), the Company was provided with an opportunity to earn a return on common equity of 12.15% through the achievement of incentives related to its main replacement program, gas efficiency programs and gas marketing programs.

(c)Rate increase as ordered by the NJBPU to reflect the effect of revised legislation regarding gross receipts and franchise taxes. Rate recovery with interest is permitted over a ten-year period.

(d)The second post rate year filing made in accordance with the NYPSC Order in the Company's 1989 electric base rate case provided for the recovery of inflation on non-fuel operation and maintenance expenses, rate base additions and cost of capital. The base rate increase amounted to $691,000. In addition, the Company was permitted to replace the $1,869,000 one-time surcharge with a one-time surcharge of $10,617,000 which represents a net undercollection resulting from the reconciliation of revenue and expenses and earned incentives for the year 1992 as provided for in the 1989 Order.

(e)No redetermination of the rate of return on common equity was made under a stipulated agreement. The implied return on common equity is 12.00%, and the implied overall rate of return is 9.98%.

(f)The third post rate year filing made in accordance with the NYPSC Order in the Company's 1989 electric base rate case allowed the Company to replace the $10,617,000 one-time surcharge with a one-time surcharge of $7,721,000 which represents a net undercollection resulting from the reconciliation of revenue and expenses and earned incentives for the year 1993 as provided for in the 1989 Order.

(g)By means of its Order dated June 10, 1994, the NYPSC, among other things, continued the Revenue Decoupling Mechanism ("RDM") and reduced the return on equity threshold for measuring excess earnings from 12.0% to 10.6%. The Company was required to defer earnings in excess of 10.6%.

(h)On November 4, 1994, the NYPSC issued an order terminating the multi-year gas rate agreement. The order denied the Company the opportunity for rate adjustments in the third and fourth years (1995 and 1996) of the agreement. On February 7, 1995, the Accounting and Finance Division of the NYPSC issued an interpretation of the November 4, 1994 termination order which stated that the gas incentive mechanism related to the attainment of certain goals is no longer available. The Company did not contest this interpretation.

(i)On February 17, 1995, the Company submitted a compliance filing regarding the operation of the RDM. The filing included a proposal to eliminate the $7,721,000 effective May 1, 1995 reflecting the completion of the recovery of an RDM undercollection applicable to the year 1993. In addition, the filing requested that a net overcollection of $689,000 for the year 1994 be retained by the Company as a future rate moderator, subject to NYPSC verification. On April 19, 1995, the NYPSC approved the proposals, and the one-time surcharge was eliminated effective May 1, 1995.

(j)On May 25, 1995, the Company filed a petition to reduce base electric rates by $6.1 million (1.8%) effective April 1, 1996. In accordance with a settlement agreement the Company agreed to reduce its base rates by $6.1 million annually effective August 1, 1995. The settlement replaces the 10.6% earnings limitation imposed by order issued June 10, 1994 with equal sharing between shareholders and customers of electric earnings in excess of 11.3%.

(k)Pursuant to the settlement of the May 25, 1995 electric base rate case, the Company, effective May 3, 1996, reduced base electric rates by an additional $7,750,000. The return on equity granted was 10.4%, with a 50%/50% sharing mechanism applicable to any earnings above 10.9%.

Utility Industry Risk Factors and Competition

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

In addition, there are competitive factors present in the electric and gas industry which affect utility companies in varying degrees. Among these are the use by interruptible or dual-fuel customers of lower priced alternative fuels; the establishment of municipal distribution agencies; the ability of gas producers to sell gas directly to end users, usually through an independent gas marketer; the presence of cogenerating systems, small power producers and independent power producers; and the increasing interest in, and research on, the development of energy sources other than those now in use. In addition, regulatory agencies in the three states in which the Company has retail electric franchises are currently evaluating changes in regulatory and ratemaking practices designed to promote increased competition. Depending on future development in this area, the Company's market share and profit margins are expected to become subject to competitive pressures in addition to regulatory constraints.

As the industry moves to increased competition and potential deregulation, the Company has taken an active role in the competitive opportunities proceedings in the states in which it operates and has worked extensively with industry groups and the NYPP in designing the future framework for the utility industry. Information regarding the competitive initiatives undertaken by the FERC, the NYPSC, the NJBPU and the PAPUC as well as the Company's strategy for meeting the challenges of increased competition is contained in Item 3, Legal Proceedings, of this Form 10-K Annual Report under the captions "Restructuring Litigation" and "Regulatory Matters - Competition".

The Company is committed to managing the risks which are present in the changing utility environment. Included in this strategy are the maintenance of low construction and operating budgets and avoiding external financing. The Company's tri-fuel strategy provides flexibility regarding fuel availability and pricing and the continuance of fuel clause adjustment mechanisms in the rate structures of the Company and its utility subsidiaries assures fuel cost recovery on a current basis. With regard to future power supply, the Company will continue to utilize competitive bidding procedures to mitigate the risks associated with the Company's purchase of both electric capacity and energy, particularly with regard to prudency determinations and cost recovery, and to insure sufficient power supply to meet the growth in demand. Recent actions taken by the Company to mitigate the risk of non-competitive future energy prices include the write-off of two of the Company's older generating units and the successful negotiation of termination agreements with three independent power producers with whom the Company had power supply contracts.

In addition, rate procedures which are in effect for the Company's New York gas operations have the effect of mitigating certain risks related to the effect of weather on the Company's gas sales. Information concerning the DSM program and the gas weather normalization adjustment is contained under the caption "Gas Sales and Revenues" in the "Review of the Company's Results of Operations and Financial Condition" on page 12 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the caption "Future Energy Supply and Demand" in this
Item 1. A description of the Company's PowerPickT program is also contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Rate Activities" on page 14 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report as well as in Item 3, Legal Proceedings, of this Form 10-K Annual Report under the captions "Restructuring Litigation" and "Regulatory Matters - Competition".

The problems associated with nuclear energy have not affected the Company as it has no operating nuclear plants nor any under construction, and has no plans for future participation in nuclear projects. For further information on the recovery by the Company of its investment in the canceled Sterling Nuclear Project, see Note 3 of the Notes to Consolidated Financial Statements - "Sterling Nuclear Project" on page 23 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Marketing

One of the Company's primary strategies in its response to the increasingly competitive environment in the utility industry is its focus on marketing activities. The Company's marketing strategies include organizational changes to better align functional capabilities with customer needs, the identification and offering to customers of new products and services, and, in particular, during 1996 the implementation of the PowerPickT retail pilot program. This program, which is designed to provide participants from all classes of customers with a choice to select an energy supplier other than the Company, is described in the 1996 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the captions "Electric Sales and Revenue" on page 11 and "Rate Activities" on page 14, which information is incorporated by reference in this Form 10-K Annual Report. Another primary focus of the marketing strategy is to work more closely with commercial and industrial customers in order to identify the business issues which impact these customer classes. This focus will continue to drive new products, services and strategies which will be aimed at retaining and expanding this customer base.

DSM activities will remain a major focus of the new marketing strategies in the continuing effort to achieve energy efficiency while helping customers to reduce their energy costs. Emphasis will continue to move from the customer rebate aspect of the DSM programs to energy cost savings which may be realized through these programs. In addition, introducing new and emerging technologies has been given new emphasis in the Company's marketing strategy.

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

Water Quality. The Company is required to comply with Federal and State water quality statutes and regulations, including the Federal Clean Water Act ("Clean Water Act"). The Clean Water Act requires that Company generating stations be in compliance with state issued State Pollutant Discharge Elimination System Permits ("SPDES permits"), which prescribe applicable conditions to protect water quality. Effective July 1, 1994, the State of New York Department of Environmental Conservation (the "NYSDEC") issued a new SPDES permit for the Company's Lovett Coal Ash Management Facility. The NYSDEC also has issued a SPDES permit, effective October 1, 1991 for the Company's Lovett generating station. The Lovett SPDES permit expired on October 1, 1996. Since a renewal application was filed within the statutory deadline, the expired permit remains in effect until a new permit is issued by the NYSDEC.

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

The Company entered into a settlement with the United States Environmental Protection Agency ("EPA") and others that relieved the Company for at least 10 years from a regulatory agency requirement that, in effect, would have required that cooling towers be installed at the Bowline Point generating station. In return, the Company agreed to certain plant modifications, operating restrictions and other measures. This settlement expired in May 1991. On May 15, 1991, the Company and others entered into an Interim Agreement with the NYSDEC to continue specific operating conditions and other measures for a period from May 15, 1991 to September 30, 1992. Several intervenors to the original settlement filed a civil action challenging the Interim Agreement's legality. On March 23, 1992, the parties to the Interim Agreement and intervenors signed a Consent Order terminating litigation and agreeing to certain operating limitations and biological monitoring requirements. Subsequently, the parties agreed to extend the terms of the Consent Order until February 1, 1997. The parties are currently negotiating another extension of the Consent Order. The parties are continuing to abide by the terms of the Consent Order during this negotiation process.

Air Quality. Under the Federal Clean Air Act ("Clean Air Act"), the EPA has promulgated national primary and secondary air quality standards for certain pollutants, including sulfur oxides, particulate matter and nitrogen oxides. The NYSDEC has adopted, and the EPA has approved, the New York State Implementation Plan ("SIP") for the attainment, maintenance and enforcement of these standards. In order to comply with the SIP, the Company burns #6 fuel oil at its Lovett and Bowline Point generating stations with a 0.37% maximum sulfur content by weight.

Pursuant to the SIP, the Company is governed by the following limitations when it is burning coal at Lovett Units 4 and 5: if one unit is burning, the Company may emit sulfur dioxide at a rate not to exceed 1.5 lb./MMBTU, and if two units are burning, the Company may emit sulfur dioxide at a rate not to exceed 1.0 lb./MMBTU per unit.

The SIP provides a mechanism for air emissions fee billing pursuant to Title V of the Clean Air Act. The owners of Title V sources in New York State, which sources include the Company's Lovett and Bowline Point Plants, and the Shoemaker and Hillburn Gas Turbines are required to pay an emission fee based upon actual air emissions reported to NYSDEC at a rate of approximately $27 per ton of air emissions. In 1996, the Company paid approximately $400,000 in such emission fees, approximately $80,000 of which was recovered from Con Ed pursuant to the Bowline Point Plant operating agreement. In 1997, this emission fee will be based on 1996 air emissions at a rate established by the NYSDEC not to exceed $50 per ton.

The Clean Air Act Amendments of 1990 could restrict the Company's ability to meet increased electric energy demand after the year 2000 or could substantially increase the cost to meet such demand. The Company has spent approximately $28.7 million to comply with the Reasonably Available Control Technology ("RACT") Phase I emissions limitations for nitrogen oxide established by the NYSDEC to achieve ozone attainment. New York and eleven other member states of the Ozone Transport Commission have entered into a Memorandum of Understanding which calls for the states to adopt more stringent nitrogen oxide emissions limits for Phases II and III reductions. Phases II and III are to take effect in 1999 and 2003, respectively. The Company will continue to assess the impact of the Clean Air Act Amendments of 1990 on its power generating operations as additional regulations implementing these Amendments are promulgated.

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

The Company has, from time to time, received process or notice of claims under Superfund or similar state statutes relating to sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, by a large number of other potentially responsible parties) were disposed of. Similar claims may be asserted from time to time hereafter, involving additional sites. Typically, many months, and sometimes years, are required to fully determine the probable magnitude of the cleanup costs for a site, the extent, if any, of the Company's responsibility, the number and responsibility of other parties involved, the financial ability of the other parties to pay their proportionate share of any costs, and the probable ultimate liability exposure, if any, of the Company. This process is still under way at most of the sites of which the Company has notice, and the costs at some of these sites may be substantial. The Company does not believe that certain proceedings will have a material effect on the Company, while as to others, the Company is unable at this time to estimate what, if any, costs it will incur.

Information concerning certain Superfund claims involving the Company is included in Item 3, "Legal Proceedings" of this Form
10-K Annual Report.

Environmental Expenditures. The Company's environmental expenditures amounted to approximately $13.5 million in 1996.

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

Information concerning environmental issues and their potential effect on the Company's operations is included in Note 12 of the Notes to Consolidated Financial Statements under the captions "Other Legal Proceedings" and "Environmental" beginning on page 28 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as well as in Item 3 "Legal Proceedings" of this Form 10-K Annual Report.

Research and Development

The Company supports research and development agencies involved in utility research, provides funds for joint utility research projects and conducts its own internal program. Research and development expenditures amounted to approximately $2.6 million in 1996, $2.9 million in 1995 and $3.8 million in 1994.

The Company provides support to national agencies such as the Electric Power Research Institute and the Gas Research Institute. At the state level, the Company supports the Empire State Electric Energy Research Corporation, the New York State Energy Research and Development Authority and the New York Gas Group Research, Development and Demonstration Committee.

Generally, the Company's internal research and development program concentrates on projects which uphold the corporate goal of providing customers with new technologies that will optimize the use of energy, thereby increasing the value of energy to the customer. The Company is committed to providing its customers with safe, reliable electric energy at a competitive price and in an environmentally acceptable manner. The program includes projects which seek improvement of transmission and distribution systems, mitigation of environmental impacts of electric power generation, and enhancement of the value of electric energy for customers. Current projects include an evaluation of the performance characteristics of underground distribution cable, an evaluation of the efficient use of electrotechnologies, alternative methods to reduce fish impingement at power plants, small business electrotechnologies studies, and power quality monitoring and reporting.

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

Employee Relations

At December 31, 1996, the Company had 1,501 employees of whom 15 were the full-time equivalent of part-time employees. The Company considers its relationship with its employees to be satisfactory. The current contract with Local 503 of the International Brotherhood of Electrical Workers ("IBEW") representing 848 production, maintenance, commercial and service employees of the Company became effective June 1, 1994 and expires June 1, 1997. This contract does not include supervisory employees.

The Company's utility subsidiaries, RECO and Pike, have no employees other than officers. All services are performed for the utility subsidiaries by employees of the Company pursuant to Joint Operating Agreements approved by the NJBPU and the PAPUC, through which the Company is reimbursed for these services. Several employees of the Company provide managerial and clerical services for the non-utility subsidiaries of the Company and of RECO, the cost of which are either paid directly by the subsidiaries or are reimbursed to the Company through periodic billings. In addition, the non-utility subsidiaries, at December 31, 1996, had 114 full-time and 10 part-time employees, none of whom were participants in the Company's various employee benefit plans or were covered by the Company's contract with the IBEW.


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

Electric Generating Facilities. The Company's generating plants, all of which are located in New York State, are as follows:

                                     Maximum
                                      Summer   Percent   Net Mwh
                                      Net Mw   of Total Generated
Plant Name     Units   Energy Source Capacity  Capacity  in 1996
Swinging Bridge,
 Mongaup & Rio   8     Hydroelectric   25.8       2.6%    92,390
Grahamsville     1     Hydroelectric   18.0       1.8     98,923
Hillburn         1     Jet Fuel/Gas    37.0       3.8      1,540
Shoemaker        1     Jet Fuel/Gas    37.0       3.8      5,404
Lovett           3     Coal/Oil/Gas   462.6      47.2  1,919,400
Bowline Point    2     Oil/Gas        400.6(1)   40.8    260,301
                                      981.0     100.0% 2,377,958

(1)  Company's share of maximum summer net megawatt capability.

Electric Transmission and Distribution Facilities. The Company owns, in whole or in part, and operates overhead and underground transmission and distribution facilities which include 617 circuit miles of transmission lines, 78 substations, 84,509 in-service line transformers, 4,967 pole miles of overhead distribution lines and 2,271 miles of underground distribution lines. With the exception of the Grahamsville Substation, the electric transmission and distribution facilities of the Company and its utility subsidiaries are located within the Company's New York, New Jersey and Pennsylvania service territory, which is described under the caption "Principal Business" in Item 1 of this Form 10-K. The Bowline Substation and the related transmission facilities are jointly owned by the Company and Con Ed and are operated by the Company. The Ramapo Substation and certain related transmission facilities consist of property which is either owned by the Company, owned by Con Ed or jointly owned by the Company and Con Ed and which is operated and maintained by the Company except for the 500/345 Kv section of the Ramapo substation and a 500 Kv transmission line which is operated and maintained by Con Ed. In addition, certain minor portions of substation equipment are jointly owned by the Company and major customers of the Company.

Gas Facilities. The Company owns and operates three propane air gas plants at Middletown, Orangeburg and Suffern, New York and its gas distribution system, which is located within its gas franchise territory in New York and Pennsylvania, includes 1,732 miles of mains.

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

The Company's electric and gas plants are owned by the Company except for the gas turbines at Hillburn and Shoemaker which are leased and the Bowline Point Plant which is jointly owned with Con Ed and operated by the Company. Additional information regarding the investment in the Bowline Point Plant by the Company and Con Ed is included in Note 1 of the Notes to Consolidated Financial Statements under the caption "Jointly Owned Utility Plant" on page 22 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

ITEM 3.   Legal Proceedings

Restructuring Litigation:

The Company, the six other New York State investor-owned electric utilities, and the Energy Association of New York State filed a petition in New York State Supreme Court on September 18, 1996 challenging the NYPSC's May 20, 1996 Order in the Competitive Opportunities Proceeding (Case 94-E-0952) under Article 78 of the New York Civil Practice Law and Rules. Details concerning the Competitive Opportunities Proceeding are contained under the subheading "Regulatory Matters" in Item 3 of this Form 10-K
Annual Report.   In their Article 78 petition, the petitioners
alleged that the Order is vague, ambiguous and procedurally defective, that the May 20, 1996 Order fails to assure the utilities a reasonable opportunity to recover strandable costs, and the NYPSC lacks the authority to order retail wheeling or divestiture.

On November 26, 1996, the Supreme Court issued a ruling denying the Article 78 petition. In its ruling, the Court determined that because the Commission has not yet directed retail wheeling, generation deregulation and asset divestiture, there is no justiciable controversy regarding these issues. Despite this finding, the Court proceeded to opine that the Commission is not precluded by state or federal law from ordering retail wheeling or generation divestiture. The Court also determined that the utilities are not entitled, as a matter of law, to recover from customers the full amount of the utilities' strandable costs. On December 24, 1996, the Energy Association and the New York utilities appealed to the Appellate Division of the Supreme Court for the Third Judicial Department from the Supreme Court's November 26, 1996 decision. The Company is unable to predict the final result of this litigation.

Environmental and Other Litigation:

On September 25, 1991, the Company was named as one of several hundred third-party defendants in United States v. Kramer, et al. and State of New Jersey Department of Environmental Protection v. Almo Anti-Pollution Services, et al. ("Kramer"), which cases have been consolidated in the United States District Court for the District of New Jersey, Camden Vicinage. The allegations in this action concern the Helen Kramer Landfill site in Mantua, New Jersey, which operated from 1963 to 1981. This action was brought under Superfund laws. Additional information concerning Superfund laws is contained under the subheading "Environmental Matters" in Item 1 of this Form 10-K Annual Report. Although it is presently unclear if any hazardous waste generated by the Company was transported to the Helen Kramer Landfill site, a final report by an independent waste consultant firm indicates that no such waste was delivered to the site. On October 2, 1996, the Company entered into a de minimis settlement agreement with certain third-party plaintiffs which upon court approval, inter alia, provides for (i) dismissal of the claims asserted against the Company and a bar to future claims against the Company related to the site, (ii) indemnification of the Company for any future claims or expenses related to the site, each with certain standard limited exceptions, and (iii) payment of $15,000 into a fund which will be used to pay for clean-up costs related to the site.

On March 29, 1989, the New Jersey Department of Environmental Protection ("NJDEP") issued a directive under the New Jersey Spill and Control Act to various potentially responsible parties ("PRPs"), including the Company, with respect to a site formerly owned and operated by Borne Chemical Company in Elizabeth, Union County, New Jersey, ordering certain interim actions directed at both site security and the off-site removal of certain hazardous substances. Certain PRPs, including the Company, signed an administrative consent order with the NJDEP requiring them to remove and dispose of the hazardous substances located above ground at the Borne site, which removal and disposal was completed on June 22, 1992. In October 1995, the PRPs entered an additional administrative consent order with the NJDEP which obligated the PRPs, including the Company, to perform a remedial investigation to determine what, if any, subsurface remediation at the Borne site is required. The remedial investigation is proceeding. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

On May 29, 1991 a group of ten electric utilities (the "Metal Bank Group") entered into an Administrative Consent Order with the United States Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study ("RIFS") at the Cottman Avenue/Metal Bank Superfund site in Philadelphia, Pennsylvania. PCBs have been discharged at the Cottman Avenue site from an underground storage tank and the handling of transformers and other electrical equipment at the site. On May 25, 1994, the Company entered into a tolling agreement pursuant to which the Metal Bank Group reserved its right to file suit against the Company while the Metal Bank Group and the Company entered into discussions to determine the extent of the Company's involvement with the Cottman Avenue site. These discussions continue. The RIFS was completed and submitted to the EPA for determination of what remedial measures will be required at the Cottman Avenue site. The Metal Bank Group has assigned the Company with a 2.87% share although, to date, because the Company is not a member of the Group, the Company has been unable to confirm this allocation. In addition, the Company received in November 1996 and has responded to a letter from the EPA requesting information and documentation concerning the Company's connection to the site. The EPA has issued a proposed remediation plan which, if approved, will cost approximately $17 million. The Company is unable at this time to estimate its share, if any, of past or future costs at this site.

On August 2, 1994 the Company entered into a Consent Order with the New York State Department of Environmental Conservation ("DEC") in which the Company agreed to conduct a remedial investigation of certain property it owns in West Nyack, New York. Polychlorinated biphenyls ("PCBs") have been discovered at the West Nyack site. Petroleum contamination related to a leaking underground storage tank has been found as well. The Company has completed this remedial investigation. In November 1996, the Company submitted to the DEC a Feasibility Study Report which evaluates various remedial actions to eliminate the contamination discovered at the West Nyack site. After the DEC approves the Feasibility Study and solicits public comment, the DEC will select a final remedial alternative for the West Nyack site. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

The Company has identified six former Manufactured Gas Plant ("MGP") sites which were owned or operated by the Company or its predecessors. The Company may be named as a potentially responsible party for these sites under relevant environmental laws, which may require the Company to clean up these sites. To date, no claims have been asserted against the Company. The Company and the DEC have executed a Consent Order, dated as of January 8, 1996, which provides for preliminary site assessments of these six MGP sites. In November 1996, the Company submitted to the DEC, for its review and approval, a draft work plan for the preliminary site assessment of three of the MGP sites. The Company is unable at this time to estimate what, if any, costs it will incur at these sites.

On January 17, 1997, the Company received a Third-Party Summons and "Additional Third-Party Complaint" in a litigation pending in the United States District Court for the Southern District of New York entitled Town of Wallkill and State of New York v. Tesa Tape, Inc., et al. The Additional Third-Party Complaint purports to allege claims against the Company and other third-party defendants for response costs under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and for contribution and/or indemnity under CERCLA, the New York Contribution Among Tort-Feasors Act and common law principles of contribution and indemnity. The Additional Third-Party Complaint alleges that the Company transported wastes containing hazardous substances and/or generated, disposed of, and/or arranged for disposal or transport of wastes containing hazardous substances during the relevant time period (identified as 1965 through in or about 1974 in a pleading attached to the Additional Third-Party Complaint) at a landfill site located in the Town of Wallkill, Orange County, New York. On January 21, 1997, the Company received an Amended Summons and Amended Complaint of Plaintiff-Intervenor State of New York in the same action ("State Complaint"). The State Complaint names the Company as a direct defendant, and purports to allege claims under CERCLA and the common law of the State of New York governing public nuisance, restitution, subrogation and implied indemnities. The State Complaint alleges upon information and belief that the Company disposed of and/or arranged for the disposal or transport for disposal of hazardous substances at the Wallkill landfill site. On February 18, 1997, the Company filed Answers to the State Complaint and to the Additional Third-Party Complaint, denying liability, alleging affirmative defenses and asserting counterclaims against the Town of Wallkill and the Additional Third-Party Plaintiffs. A Revised Case Management Order provides, inter alia, that all parties in the case are deemed to have filed claims against each other (and denied same) for cost recovery and contribution under federal and state law. The Company has insufficient information at this time to predict the outcome of this proceeding.

On November 19, 1996, the Company was served with a Summons and Complaint ("Summons and Complaint") in a litigation entitled Crossroads Cogeneration Corporation v. Orange and Rockland Utilities, Inc., filed in the United States District Court for the District of New Jersey. The litigation relates to a power sales agreement between the Company and Crossroads Cogeneration Corporation ("Crossroads"), which requires the Company to purchase electric capacity and associated energy from a cogeneration facility in Mahwah, New Jersey. The Complaint alleges damage claims for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of the Federal Antitrust laws and seeks a declaration of Crossroads' rights under the Agreement. On February 7, 1997 the Company filed a motion to dismiss the action. The Company will defend the action vigorously. The Company cannot predict the outcome of this proceeding.

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

Superfund and certain similar state statutes authorize various governmental authorities to issue orders compelling responsible parties to take cleanup action at sites determined to present an imminent and substantial danger to the public and to the environment because of an actual or threatened release of hazardous substances. As discussed above, the Company is a party to a number of administrative and litigation proceedings involving potential impact to the environment. Such proceedings arise out of, without limitation, the operation and maintenance of facilities for the generation, transmission and distribution of electricity and natural gas. Information regarding the Company's involvement in these various proceedings is included in
Note 12 of the Notes to Consolidated Financial Statements under the caption "Environmental" on page 32 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in Item 1 of this Form 10-K Annual Report, as well as under the subheading, "Environmental Matters" of this Form 10-K Annual Report. As noted above, the Company does not believe that certain proceedings will have a material effect on the Company, while as to others, the Company is unable at this time to estimate what, if any, costs it will incur.

Investigation Related Litigation:

On February 7, 1994, the Company commenced an action entitled Orange and Rockland Utilities, Inc. v. James F. Smith ("Smith"), in New York State Supreme Court against its former Chief Executive Officer and Chairman of the Board of Directors, who was terminated for cause by the Company's independent Directors in October 1993. The action asserted claims against Mr. Smith for breach of his fiduciary duties of loyalty and care, waste, conversion, fraud, and unjust enrichment based on misuse of Company assets and personnel and misappropriation of Company funds for his own benefit or for other improper purposes, and failure to maintain proper management controls or to properly supervise corporate affairs and subordinate employees. Mr. Smith filed a counterclaim for benefits in excess of $3 million and filed a motion demanding arbitration under his employment agreement with the Company. On June 17, 1994, the Court issued an Order granting Mr. Smith's motion to compel arbitration.
Under a second Order dated August 10, 1994, the parties filed demands for arbitration of the claims asserted by the Company and by Mr. Smith with the American Arbitration Association. The arbitration panel released a written decision on January 29, 1997. The arbitrators found that the Company had "successfully proved that over the years [Mr. Smith] dishonestly and deceptively reported certain expense account items, listing on expense account documentation names of prominent persons who were not present, or inventing fictitious business purpose rationales for social encounters, or pretending to attend business conventions as a ruse for obtaining company-paid vacations for his family." The arbitrators charged Mr. Smith with costs and expenses totaling $2,786,643 for "maintaining the expense account fictions . . ." and "for some of the costs of unraveling [Mr. Smith's] deceptions." That money was awarded to the Company. However, the arbitrators also ruled that Mr. Smith's conduct did not constitute "material economic damage" to the Company. As a result, the panel awarded Mr. Smith $8,309,855, which included his legal and arbitration fees. The offsetting costs between his award and what was awarded to the Company resulted in a net award to Mr. Smith of $5,523,212. That award was a subject of the February 28, 1997 settlement reached between the parties, which is described below.

On March 22, 1994, an indictment was returned by a Rockland County grand jury charging Mr. Smith with eight felony counts of grand larceny and two misdemeanor counts of petit larceny. In June 1994, a superseding indictment charged Mr. Smith with 15 felony counts of grand larceny, seven counts of falsifying business records, and two misdemeanor counts of petit larceny. On August 15, 1995, Mr. Smith was acquitted of the charges in a non-jury trial.

On September 19, 1995, the Company was served with an Amended Summons and First Amended Complaint ("Complaint") in James F. Smith v. Kenneth Gribetz, et al. ("Gribetz"), an action filed in the United States District Court for the Southern District of New York by Mr. Smith. (An earlier complaint had been filed which did not name the Company). Named as defendants in the Complaint were former Rockland County District Attorney Kenneth Gribetz, the Office of the Rockland County District Attorney, the Company, "John and Jane Does" (identified in the Complaint as certain directors of the Company and/or members of the Special Committee of the Board of Directors and referred to in the Complaint as the "Defendant Directors"), Edwin Stier and Stier, Anderson & Malone. In the Complaint, Mr. Smith alleged the following three causes of action: (i) the violation by Mr. Gribetz and the District Attorney's office of Mr. Smith's federal constitutional rights to fair trial and due process of law; (ii) malicious prosecution by the Company, Defendant Directors and Mr. Stier in that these defendants allegedly caused the arrest and criminal prosecution of Mr. Smith; and (iii) abuse of process by the Company, Defendant Directors and Mr. Stier in that these defendants were allegedly responsible for the arrest, indictment and prosecution of Mr. Smith. Mr. Smith sought damages in excess of $25 million, special damages and punitive damages, attorney fees and other costs on each count. On December 22, 1995, the Company, Edwin Stier, and Stier, Anderson & Malone filed a Motion for Summary Judgment ("Motion") seeking to terminate this action.

On February 28, 1997, the Company and Mr. Smith reached a settlement of all disputes between the parties. Pursuant to the settlement, the Company paid to Mr. Smith $4,990,000 and the parties agreed to dismiss with prejudice all claims and counterclaims in Smith and in the Arbitration. In addition, Mr. Smith agreed to dismiss Gribetz with prejudice as against the Company, the "John and Jane Doe" defendants, Edwin Stier and Stier, Anderson & Malone (but not as to Mr. Gribetz or the Office of the Rockland County District Attorney). With respect to the settlement payment to Mr. Smith, any amounts not previously provided for will be recorded in the first quarter of 1997. The Company does not expect the additional provisions to have a significant impact on the overall results of operations in 1997.

Regulatory Matters:

Competition:

Regulatory agencies at the federal level as well as the three states in which the Company has retail electric franchises are currently evaluating changes in regulatory and rate-making practices designed to promote increased competition consistent with safety, reliability and affordability standards. Depending on future developments in this area, the Company's market share and profit margins could become subject to competitive pressures in addition to regulatory constraints. A discussion of the current federal and state competitive initiatives follows.

Federal Initiative: On April 24, 1996, the FERC issued its final order ("FERC Order 888") requiring electric utilities to file non-discriminatory open access transmission tariffs that would be available to wholesale sellers and buyers of electric energy. The order also provided for the recovery of related legitimate and verifiable strandable costs subject to FERC's jurisdiction. The Company filed the required open access transmission tariff on July 9, 1996 offering transmission service and certain ancillary services to wholesale customers on a basis comparable to that which it provides itself. By order issued December 18, 1996, the FERC accepted the Company's open access transmission tariff. The Company participates in the wholesale electric market primarily as a buyer of energy and, as a result, Order 888 is not expected to materially impact the Company's financial condition or results of operations.

On January 31, 1997, O&R, in conjunction with the other members of the New York Power Pool ("NYPP"), filed tariffs with the FERC seeking permission to restructure the NYPP into an independent system operator.

New York Competitive Opportunities Proceeding:    On May 20,
1996, the NYPSC issued an order setting forth its vision and goals for the future of the electric industry in New York. The order endorsed a fundamental restructuring of the industry based on competition in the generation and energy services sectors of the industry. Introduction of retail access for all electric customers is envisioned to begin in early 1998. In addition, the order calls for lowering rates to consumers, increasing customer choice, continued reliability of service, continuation of programs that are in the public interest and continuing customer protections and the obligation to serve. While the Company supports the NYPSC's goal of establishing a competitive electricity market in New York State, the Company believes that the May 20, 1996 Order was deficient in certain areas. On September 18, 1996, the Company, the six other New York investor-owned electric utilities and the Energy Association of New York State filed a suit in New York State Supreme Court challenging the May 20, 1996 Order. This litigation is discussed further in the Legal Proceedings section of Note 12 of Notes to Consolidated Financial Statements on page 28 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report, and under the subheading "Restructuring Litigation" in Item 3 of this Form 10-K Annual Report.

On October 1, 1996, the Company, in response to the May 20, 1996 Order, filed a rate and restructuring plan (the "Plan") with the NYPSC. The Company's filing presented a comprehensive plan for the functional separation of generation, a schedule for retail access, base rate freeze and stranded cost recovery.

On October 9, 1996, the NYPSC issued an order establishing procedures and a schedule for considering the rate restructuring plans filed on October 1, 1996 in the Competitive Opportunities Proceeding. The NYPSC has established a separate proceeding for each of the five utilities (including the Company) which filed these plans. By various notices, the last of which was issued on March 6, 1997, the NYPSC has extended the negotiation period established in the October 9, 1996 Order. The latest extension is to March 25, 1997.

The Company, the NYPSC Staff and other interested parties have been engaged in settlement negotiations on contested issues. These contested issues include, but are not limited to, the level and sources of electric price reductions, how these electric price reductions will be distributed among customer groups, the schedule for the transition to retail access, the appropriate corporate structure for the Company and what level of strandable costs should the Company have an opportunity to recover over what time period. If a settlement agreement is negotiated in a proceeding, it will be submitted to the Commission for approval. If a settlement agreement is not reached in the proceeding, the parties will submit testimony on contested issues and will have an additional 60-day period to submit any necessary briefs or other submissions to an administrative law judge. At the end of the 60-day period, the record in a proceeding will be closed and the matter will be submitted to the Commission for decision.

Given the uncertainties regarding the Competitive Opportunities
Proceeding, the Company is unable to predict the outcome of this regulatory proceeding and the ultimate effect on the Company's financial position or results of operations.

New Jersey - Energy Master Plan:   On January 16, 1997, the NJBPU
issued Proposed Findings and Recommendations for restructuring the electric power industry in New Jersey and introducing competition into the generation sector of the utility business (the "Preliminary Report"). The preliminary findings and recommendations contained in the Preliminary Report have been issued for public comment. The final report is scheduled to be issued in March 1997. The Preliminary Report calls for each of the state's utilities to file proposals for NJBPU review and approval by July 15, 1997 to implement retail competition, functionally separate generation from the utility's other operations, unbundle its current rate structure to accommodate customer choice, and propose a stranded cost recovery plan. The Preliminary Report proposes that retail choice be phased-in encompassing a cross-section of all customer classes over a two and one-half year period beginning in October 1998 and concluding April 2001. In addition, the Preliminary Report calls for regulatory assets and non-utility generator purchased power contracts to continue to be fully recoverable in rates. With respect to above market generation costs, the NJBPU has endorsed the creation of a Market Transition Charge ("MTC") as a non-bypassable component of the delivery price of electricity which would be assessed for a period of four to eight years in order to provide utilities with the opportunity for recovery of stranded costs associated with generation capacity commitments made prior to the advent of competition. The amount of the MTC authorized and the length of time assessed is to be determined by the NJBPU on a case by case basis following a review of the July 15, 1997 filings made by each utility and will be contingent upon a number of conditions, including achievement of near-term rate reduction goals and cost mitigation measures instituted. The filings may be accepted or significantly modified by the NJBPU before becoming effective. It is not possible to predict the outcome of the NJBPU proceeding regarding the filings or its impact on the Company's consolidated financial position or results of operations at this time.

Pennsylvania - Competition Legislation: On December 3, 1996, the "Electricity Generation Customer Choice and Competition Act" ("Act") was signed into law by the Governor of the State of Pennsylvania. The Act provides for a transition of the Pennsylvania electric industry from a vertically integrated structure to a functionally separated model that permits direct access by customers to a competitive electric generation market while retaining the existing regulation and customer protections for the transmission and distribution systems. The transition plan of the Act calls for a three-year phase-in of retail access beginning January 1, 1998 and concluding January 1, 2001. The Act also provides for the opportunity for recovery of prudent and verifiable costs resulting from the restructuring through the implementation of a Competitive Transition Charge ("CTC") for a period of up to nine years and the imposition of rate caps designed to prevent a customer's total electric costs from increasing during the transition period above current levels. In addition, the Act permits the refinancing of certain approved transition costs through the issuance of bonds secured by revenue streams guaranteed by the Pennsylvania Public Utility Commission ("PPUC"). The savings associated with this financing mechanism will be used to reduce strandable costs. The Act requires all Pennsylvania utilities to file restructuring plans with the PPUC no later than September 30, 1997. The PPUC is required to issue an order accepting, rejecting or modifying the plan within nine months of the filing. Pike County Light & Power Company ("Pike"), a wholly owned utility subsidiary of the Company, is reviewing the Act and will submit its restructuring plan to the PPUC no later than September 30, 1997. The Company's plan could be accepted or significantly modified before it becomes effective. It is not possible to predict the outcome of the PPUC proceeding required by the Act or its impact on the Company's consolidated financial position or results of operations at this time.

Other Regulatory Matters:

Information regarding the NYPSC proceeding relating to the NYPSC investigation of prior financial improprieties and the related rate case proceeding (Case 95-E-0491) and the NYPSC approval of a settlement whereby $8.5 million would be refunded to New York ratepayers is contained under the caption "Legal Proceedings" on page 27 of the 1996 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report. Information regarding the NJBPU audit of RECO and amounts previously refunded or proposed to be refunded by RECO to New Jersey ratepayers is contained in the 1996 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Rate Activities" on page 15, and in Note 12 to the Notes to Consolidated Financial Statements under the caption "Legal Proceedings" on page 28.

Information regarding the Company's involvement in, and the effect on the Company of, pipeline take-or-pay proceedings before the FERC is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 12 of the Notes to Consolidated Financial Statements - "Gas Supply and Storage Contracts" on pages 12 and 26 through 27, respectively, of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the information contained under the caption "Take-or-Pay Surcharge Costs and FERC Order No. 636 Transition Costs" of "Gas Operations" in Item 1 of this Form 10-K Annual Report.

The Company's gas operations were not materially affected by take-or-pay charges in 1996. However, as required by the NYPSC in Case No. 88-G-062, the Company has deferred a portion of these costs. As of December 31, 1996, $2.1 million of deferred take-or-pay charges and accrued interest remain on the books of the Company. The Company and the NYPSC have reached an agreement allowing the Company to recover these costs by March, 1999.

On April 8, 1992, the FERC issued Order No. 636 requiring interstate natural gas pipelines to unbundle their sales and transportation services and to offer each of these services on a stand alone basis. As of March 31, 1997, it is estimated that the Company's obligation related to Order No. 636 transition costs will amount to $34.6 million. Information regarding the Company's involvement in, and effect on the Company of, Order No. 636 and its related proceedings is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on pages 12 and 26 through 27, respectively, of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the information contained under the caption "Take-or-Pay Surcharge Costs and FERC Order 636 Transition Costs" of "Gas Operations" in Item 1 of this Form 10-K Annual Report.


ITEM 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

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

Officers, Age, and Title    Business Experience Past Five Years

D. Louis Peoples, 56        Vice Chairman of the Board and Chief
Vice Chairman of the        Executive Officer since July 1994.
Board of Directors and      Executive Vice President, and a member
Chief Executive Officer     of the Board of Directors, Madison
                            Gas and Electric Company, Madison,
                            Wisconsin from 1992 to 1993.  Senior
                            Vice President, RCG/Hagler, Bailly
                            Inc., San Francisco, California from
                            1991 to 1992.

Larry S. Brodsky, 48        President and Chief Operating Officer
President and Chief         since January 1996.  Senior Vice
Operating Officer           President from 1994 to 1995 and Vice
                            President from 1987 to 1994,
                            Illinois Power Company, Decatur,
                            Illinois.

R. Lee Haney, 57            Senior Vice President and Chief
Senior Vice President and   Financial Officer since April 1996.
Chief Financial Officer     Vice President and Chief Financial
                            Officer from September 1994 to April
                            1996.  Senior Vice President -
                            Marketing and Customer Service from
                            January 1993 until September 1994,
                            and Senior Vice President and Chief
                            Financial Officer from 1990 until
                            January 1993, San Diego Gas &
                            Electric Company, San Diego,
                            California.

G. D. Caliendo, 56          Senior Vice President, General Counsel
Senior Vice President,      and Secretary since April 1996.  Vice
General Counsel             President, General Counsel and
and Secretary               Secretary from March 1995 to April
                            1996.  Senior Vice President,
                            General Counsel and Secretary of
                            Pennsylvania Power and Light
                            Company, Allentown, Pennsylvania
                            from 1989 to 1994.

Robert J. Biederman, Jr., 44  Vice President since April 1990.
Vice President, Operations

Officers, Age, and Title    Business Experience Past Five Years

Nancy M. Jakobs, 56         Vice President, Human Resources since
Vice President,             April 1995.  Partner, Jakobs and
Human Resources             Associates International, New City,
				    New York from 1991 to 1995.

Robert J. McBennett, 54     Treasurer since 1984.  Treasurer and
Treasurer                   Controller from May 1995 to May 1996.

Edward M. McKenna, 47       Controller since May 1996.  Director,
Controller                  Internal Audit from January 1995 to
                            May 1996.  Director, Internal Audit,
                            American Brands from 1994 to January
                            1995.  Senior Manager, Finance/
                            Operational Audits, American Brands
                            from 1991 to 1994.

George V. Bubolo, Jr., 52   Division Vice President - Engineering
Division Vice President,    and System Operations since March 1996.
Engineering and System      Director, Engineering and System
Operations                  Operations from November 1994 until
                            March 1996.  Director, Electric
                            Operations from 1983 until November
                            1994.

Vincent R. Tummarello, 46   Division Vice President - Electric
Division Vice President,    Production since November 1994.
Electric Production         Director, Electric Production from
                            April 1985 until November 1994.

                             PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Company's Common Stock, par value $5.00 per share ("Common
Stock"), is listed on the New York Stock Exchange under the ticker symbol ORU. The Common Stock is listed in published stock tables as "OranRk".

At December 31, 1996, there were 21,322 holders of record of the Company's Common Stock. During 1996 dividend payments were made to holders of the Company's Common Stock on February 1, May 1,
August 1 and November 1.

Quarterly market price and dividend information on the Company's
Common Stock is as follows:

            Quarter       High          Low        Dividend

     1996       1        $37 1/8      $34 7/8        $.645
                2         36 3/4       33 3/8         .645
                3         37           34 3/4         .645
                4         36 1/4       34 1/4         .645

     1995       1         33 3/8       31 1/4         .64
                2         34 3/8       30 7/8         .64
                3         35 5/8       31 1/8         .645
                4         37 3/8       34 3/8         .645

Information regarding the restriction of retained earnings for dividend payments is contained in Note 4 of the Notes to Consolidated Financial Statements - "Retained Earnings" on page 23 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

ITEM 6.  Selected Financial Data

The information required by this Item is contained under the captions "Financial Statistics - Common Stock Data", and "Financial Statistics - Selected Financial Data" on page 32 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is contained under the caption "Review of the Company's Results of Operations and Financial Condition" on pages 10 through 16 of the 1996 Annual Report to shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

ITEM 8.  Financial Statements and Supplementary Data

The financial statements and supplementary financial information required by this Item are contained on pages 17 through 30 of the 1996 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Such information is listed in Item l4(a)(1) "Financial Statements" of this Form 10-K Annual Report.

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.


                            PART III

The information required by Item 10 - Directors and Executive Officers of the Registrant is contained on page 39 of this Form 10-K Annual Report and in the Company's definitive Proxy Statement in connection with the 1997 Annual Meeting of Common Shareholders (the "Proxy Statement"), which material is incorporated by reference in this Form 10-K Annual Report. The information required by Item 11 - Executive Compensation, Item 12
- Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions is contained in Section 1, "Election of Directors," of the Proxy Statement which material is incorporated by reference in this Form 10-K Annual Report. With the exception of this information, the Proxy Statement is not deemed filed as part of this Form 10-K Annual Report.

                             PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a)(1)  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries appearing on pages 17 through 30 of the 1996 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of these consolidated financial statements and the information incorporated in Items 1, 2, 3, 5, 6, 7 and 8, herein, the 1996 Annual Report to shareholders is not deemed filed as part of this Form 10-K Annual Report.

                                                            Page*
Consolidated Statements of Income and Retained Earnings for
 the years ended December 31, 1996, 1995 and 1994.            17

Consolidated Balance Sheets as of December 31, 1996 and 1995. 18

Consolidated Cash Flow Statements for the years ended
 December 31, 1996, 1995 and 1994.                            20

Notes to Consolidated Financial Statements.                   21

Report of Independent Public Accountants.                     30

 *Page number reference is to the 1996 Annual Report to Shareholders


(a)(2)  Financial Statement Schedules                       Page**

Valuation and Qualifying Accounts and Reserves for the years
 ended December 31, 1996, 1995 and 1994 (Schedule II).        54


**Page number reference is to this Form 10-K Annual Report

All other schedules are omitted because they are not applicable.


(a)(3)  Exhibits

  * 3.2   By-Laws, as amended through June 29, 1995.  (Exhibit
          3.2 to Form 10-Q for the period ended June 30, 1995,
          File No. 1-4315).

  * 3.4   Restated Certificate of Incorporation dated May 7,
          1996.   (Exhibit 3.4 to Form 10-Q for the period ended
          March 31, 1996, File No. 1-4315).

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

  * 4.26  First Supplemental Indenture between the Company and
          The Bank of New York as Trustee regarding unsecured debt, dated March 7, 1990. (Exhibit 4.26 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-
          4315).

  * 4.27 Second Supplemental Indenture between the Company and the Bank of New York as Trustee regarding unsecured debt, dated October 15, 1992. (Exhibit 4.27 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

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

  *10.1 General Agreement: Bowline Point Generating Plant, dated as of October 10, 1969. (Exhibit 5(b) to
          Registration Statement No. 2-42156).

   10.1A  Amendment to the General Agreement:  Bowline Point
          Generating Plant, dated May 31, 1996.

  *10.2   Financing Agreements, dated as of February 1, 1971.
          (Exhibit 5(a) to Registration Statement No. 2-42156).

  *10.7   New York Power Pool Agreement, dated July 16, 1985.
          (Exhibit 10.7 to Form 10-K for the fiscal year ended
          December 31, 1990, File No. 1-4315).

  *10.8 Agreement governing the supply of residual fuel oil by Con Edison to Bowline Point Generating Station dated
          August 31, 1983. (Exhibit 10.8 to Form 10-K for fiscal year ended December 31, 1991, File No. 1-4315).

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

  *10.13  Severance Pay Plan, as amended January 3, 1991.
          (Exhibit 10.13 to Form 10-K for the fiscal year ended
          December 31, 1990, File No. 1-4315).

  *10.14  Management Long-Term Disability Plan as amended January
          1, 1996. (Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  *10.17 Coal Purchase and Sale Agreement among Orange and Rockland Utilities, Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated March 9, 1984, as amended through July 1, 1991. (Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4315).

  *10.17A Seventh Amendment to the Coal Purchase and Sales
          Agreement among Orange and Rockland Utilities, Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated July 1, 1994. (Exhibit 10.17 to From 10-K for the fiscal year ended December 31, 1994, File No. 1-4315).

  10.17B  Eighth Amendment to the Coal Purchase and Sales
          Agreement among Orange and Rockland Utilities, Inc.,
          Rawl Sales and Processing Company, and Massey Coal
          Sales, Inc., dated July 1, 1996.

 +*10.20  Orange and Rockland Utilities, Inc. Post Director
          Service Retainer Continuation Program, as amended March
          2, 1995. (Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 1994, File 1-4315).

 +*10.22  Form of Severance Agreement applicable to R. J.
          McBennett and R. J. Biederman effective January 3,
          1991. (Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

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

 +*10.29 Deferred Compensation Plan for Non Employee Directors as amended and restated effective August 15, 1996.
          (Exhibit 10.29 to Form 10-Q for the period ended
          September 30, 1996, File No. 1-4315).

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

 +*10.36 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and D. L. Peoples regarding change in control arrangements. (Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

 +*10.37 Agreement dated January 21, 1996 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding change in control arrangements. (Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

 +*10.38 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and R. L. Haney regarding change in control arrangements. (Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

 +*10.39 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and L. S. Brodsky regarding change in control arrangements. (Exhibit 10.39 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

 +*10.40 Performance Share Unit Plan effective January 1, 1995, described on pages 10-11 of the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 7, 1997 for its 1997 Annual Meeting of shareholders, which description is hereby incorporated by reference (File No. 1-4315).

 +*10.41 Annual Team Incentive Plan effective January 1, 1995, described on pages 9-10 of the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 7, 1997 for its 1997 Annual Meeting of shareholders, which description is hereby incorporated by reference (File No. 1-4315).

 +*10.42 Letter Agreement dated February 16, 1995 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding employment. (Exhibit 10.42 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-
          4315).

 +*10.43  Letter Agreement dated July 14, 1994 between Orange and
          Rockland Utilities, Inc. and D. L. Peoples regarding employment. (Exhibit 10.43 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

 +*10.44 Letter Agreement dated November 14, 1995 between Orange and Rockland Utilities, Inc. and L. S. Brodsky regarding employment. (Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-
          4315).

 +*10.45 Letter Agreement dated March 21, 1995 between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs regarding employment. (Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-
          4315).

 +*10.46 Letter Agreement dated September 2, 1994 between Orange and Rockland Utilities, Inc. and R. L. Haney regarding employment. (Exhibit 10.46 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

   13 The Company's 1996 Annual Report to Shareholders to the extent identified in this Form 10-K Annual Report for the fiscal year ended December 31, 1996.

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

          - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of July 1, 1995.

          -    Tenth Supplemental Indenture of Rockland Electric
          Company, dated as of February 1, 1997.

(b)  Reports on Form 8-K

The Company has not filed any reports on Form 8-K current report covering an event during the fourth quarter of 1996.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ORANGE AND ROCKLAND UTILITIES,INC.
                                           (Registrant)


                           By  D. LOUIS PEOPLES
                                (D. Louis Peoples
                                Vice Chairman of the
                                Board of Directors and
                                Chief Executive Officer)

Date:  March 19, 1997

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

     Signature and Title            Capacity in Which Signing


     D. LOUIS PEOPLES*              Chief Executive
     (D. Louis Peoples,             Officer, Director
     Vice Chairman of the
     Board of Directors and
     Chief Executive Officer)

     R. LEE HANEY*                  Chief Financial Officer
     (R. Lee Haney, Sr. Vice President
     and Chief Financial Officer)

     EDWARD M. McKENNA*             Principal Accounting Officer
     (Edward M. McKenna, Controller)

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

     ROBERT E. MULCAHY*             Director
     (Robert E. Mulcahy)

     JAMES F. O'GRADY, JR.*         Director
     (James F. O'Grady, Jr.)

     FREDERIC V. SALERNO*           Director
     (Frederic V. Salerno)

     LINDA C. TALIAFERRO*           Director
     (Linda C. Taliaferro)

     *By G. D. CALIENDO
     (G. D. Caliendo,
     Attorney-in-fact)


Date:  March 19, 1997
            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Orange and Rockland Utilities, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. Supplemental
Schedule II, Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1996 and 1995 (see index of financial statements) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


New York, New York
February 6, 1997





            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed
Registration Statements on Form S-8 (File Nos. 33-25358, 33-25359 and 33-22129) and on Form S-3 (File No. 33-63872).



ARTHUR ANDERSEN LLP


New York, New York
March 19, 1997
                                                           SCHEDULE II


         ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
            Valuation and Qualifying Accounts and Reserves
             Years Ended December 31, 1996, 1995 and 1994
                        (Thousands of Dollars)


                                       Additions
                                    (1)       (2)               Balance
                       Balance at Charged to Charged               at
                       beginning  costs and  to other            end of
    Description        of period   expenses  accounts Deductions period

December 31, 1996
 Allowance for Uncollect-
  ible accounts:
   Customer Accounts     $2,307    $2,508    $616     $3,040    $2,391
   Other Accounts           169       268     197        376       258
   Gas Marketing Accts.     133       953       2        482       606
                         $2,609    $3,729    $815 (A) $3,898 (B)$3,255

 Reserve for Claims
  and Damages            $3,848    $1,773    $472     $2,250 (C)$3,843

 Gas Turbine Maint.
  Reserve               $ (202)    $  453    $  -     $  339 (C)$ (88)


December 31, 1995
 Allowance for Uncollect-
  ible accounts:
   Customer Accounts     $2,200    $2,374    $565     $2,832    $2,307
   Other Accounts           209       825      35        900       169
   Gas Marketing Accts.     327        60       -        254       133
                         $2,736    $3,259    $600 (A) $3,986 (B)$2,609

 Reserve for Claims
  and Damages            $4,713    $  720    $ 52     $1,637 (C)$3,848

 Gas Turbine Maint.
  Reserve               $ (258)    $  622    $  -     $  566 (C)$ (202)

                                                           SCHEDULE II


         ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
            Valuation and Qualifying Accounts and Reserves
             Years Ended December 31, 1996, 1995 and 1994
                        (Thousands of Dollars)


                                       Additions
                                    (1)       (2)              Balance
                       Balance at Charged to Charged               at
                       beginning  costs and  to other            end of
    Description        of period   expenses  accounts Deductions period

December 31, 1994
 Allowance for Uncollect-
  ible accounts:
   Customer Accounts     $2,026    $2,493    $391     $2,710     $2,200
   Other Accounts           102       544       8        445        209
   Gas Marketing Accts.     471       287       2        433        327
                         $2,599    $3,324    $401 (A) $3,588 (B) $2,736

 Reserve for Claims
  and Damages            $3,830    $2,474    $140     $1,731 (C) $4,713

 Gas Turbine Maint.
  Reserve              $(1,375)    $1,367    $  -     $  250 (C) $ (258)





(A)Includes collection of accounts previously written off of $815 in 1996, $600 in 1995, and $401 in 1994.
(B)Accounts considered uncollectible and charged off of $3,898 in 1996, $3,986 in 1995 and $3,588 in 1994.
(C)Payments of damage claims of $2,250 in 1996, $1,637 in 1995 and $1,731 in 1994 and maintenance expenses of $339 in 1996, $566 in 1995 and $250 in 1994.


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





                            FORM 10-K




        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                   THE SECURITIES ACT OF 1934







For Year Ended December 31, 1996    Commission File Number 1-4315





                   ORANGE AND ROCKLAND UTILITIES, INC.
     (Exact name of registrant as specified in its charter)






                            EXHIBITS

               Orange and Rockland Utilities, Inc.
                        Index of Exhibits
                         1996 Form 10-K


  * 3.2   By-Laws, as amended through June 29, 1995.  (Exhibit
          3.2 to Form 10-Q for the period ended June 30, 1995,
          File No. 1-4315).

  * 3.4   Restated Certificate of Incorporation dated May 7,
          1996.   (Exhibit 3.4 to Form 10-Q for the period ended
          March 31, 1996, File No. 1-4315).

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

  * 4.26  First Supplemental Indenture between the Company and
          The Bank of New York as Trustee regarding unsecured debt, dated March 7, 1990. (Exhibit 4.26 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-
          4315).

  * 4.27 Second Supplemental Indenture between the Company and the Bank of New York as Trustee regarding unsecured debt, dated October 15, 1992. (Exhibit 4.27 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

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

  *10.1 General Agreement: Bowline Point Generating Plant, dated as of October 10, 1969. (Exhibit 5(b) to
          Registration Statement No. 2-42156).

   10.1A  Amendment to the General Agreement:  Bowline Point
          Generating Plant, dated May 31, 1996.

  *10.2   Financing Agreements, dated as of February 1, 1971.
          (Exhibit 5(a) to Registration Statement No. 2-42156).

  *10.7   New York Power Pool Agreement, dated July 16, 1985.
          (Exhibit 10.7 to Form 10-K for the fiscal year ended
          December 31, 1990, File No. 1-4315).

  *10.8 Agreement governing the supply of residual fuel oil by Con Edison to Bowline Point Generating Station dated
          August 31, 1983. (Exhibit 10.8 to Form 10-K for fiscal year ended December 31, 1991, File No. 1-4315).

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

  *10.13  Severance Pay Plan, as amended January 3, 1991.
          (Exhibit 10.13 to Form 10-K for the fiscal year ended
          December 31, 1990, File No. 1-4315).

  *10.14  Management Long-Term Disability Plan as amended January
          1, 1996. (Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  *10.17 Coal Purchase and Sale Agreement among Orange and Rockland Utilities, Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated March 9, 1984, as amended through July 1, 1991. (Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4315).

  *10.17A Seventh Amendment to the Coal Purchase and Sales
          Agreement among Orange and Rockland Utilities, Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated July 1, 1994. (Exhibit 10.17 to From 10-K for the fiscal year ended December 31, 1994, File No. 1-4315).

  10.17B  Eighth Amendment to the Coal Purchase and Sales
          Agreement among Orange and Rockland Utilities, Inc.,
          Rawl Sales and Processing Company, and Massey Coal
          Sales, Inc., dated July 1, 1996.

 +*10.20  Orange and Rockland Utilities, Inc. Post Director
          Service Retainer Continuation Program, as amended March
          2, 1995. (Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 1994, File 1-4315).

 +*10.22  Form of Severance Agreement applicable to R. J.
          McBennett and R. J. Biederman effective January 3,
          1991. (Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

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

 +*10.29 Deferred Compensation Plan for Non Employee Directors as amended and restated effective August 15, 1996.
          (Exhibit 10.29 to Form 10-Q for the period ended
          September 30, 1996, File No. 1-4315).

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

 +*10.36 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and D. L. Peoples regarding change in control arrangements. (Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

 +*10.37 Agreement dated January 21, 1996 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding change in control arrangements. (Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

 +*10.38 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and R. L. Haney regarding change in control arrangements. (Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

 +*10.39 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and L. S. Brodsky regarding change in control arrangements. (Exhibit 10.39 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

 +*10.40 Performance Share Unit Plan effective January 1, 1995, described on pages 10-11 of the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 7, 1997 for its 1997 Annual Meeting of shareholders, which description is hereby incorporated by reference (File No. 1-4315).

 +*10.41 Annual Team Incentive Plan effective January 1, 1995, described on pages 9-10 of the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 7, 1997 for its 1997 Annual Meeting of shareholders, which description is hereby incorporated by reference (File No. 1-4315).

 +*10.42 Letter Agreement dated February 16, 1995 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding employment. (Exhibit 10.42 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-
          4315).

 +*10.43  Letter Agreement dated July 14, 1994 between Orange and
          Rockland Utilities, Inc. and D. L. Peoples regarding employment. (Exhibit 10.43 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

 +*10.44 Letter Agreement dated November 14, 1995 between Orange and Rockland Utilities, Inc. and L. S. Brodsky regarding employment. (Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-
          4315).

 +*10.45 Letter Agreement dated March 21, 1995 between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs regarding employment. (Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-
          4315).

 +*10.46 Letter Agreement dated September 2, 1994 between Orange and Rockland Utilities, Inc. and R. L. Haney regarding employment. (Exhibit 10.46 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

   13 The Company's 1996 Annual Report to Shareholders to the extent identified in this Form 10-K Annual Report for the fiscal year ended December 31, 1996.

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

          - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of July 1, 1995.

          -    Tenth Supplemental Indenture of Rockland Electric
          Company, dated as of February 1, 1997.