Form 10-Q
period 1997-03-31
ORANGE & ROCKLAND UTILITIES INC
filed 1997-05-13
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

 Common Stock - $5 Par Value                 13,654,495 shares
           (Class)                   (Outstanding at April 30, 1997)
                        TABLE OF CONTENTS



                                                          Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited) at
          March 31, 1997 and December 31, 1996                  1

          Consolidated Statements of Income (Unaudited)
          for the three months ended March 31, 1997 and
          March 31, 1996                                        3

          Consolidated Cash Flow Statements (Unaudited)
          for the three months ended March 31, 1997
          and March 31, 1996                                    4

          Notes to Consolidated Financial Statements            5

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         7


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                    13

ITEM 4.   Submission of Matters to a Vote of Security Holders  13

ITEM 6.   Exhibits and Reports on Form 8-K                     15

Signatures                                                     16

                       PART I.  FINANCIAL INFORMATION

Item I.   Financial Statements

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                                   Assets
                                                     March 31,  December 31,
                                                        1997         1996
                                                     (Thousands of Dollars)
Utility Plant:
Electric                                            $1,026,455   $1,023,796
Gas                                                    221,208      219,712
Common                                                  60,859       59,589
  Utility Plant in Service                           1,308,522    1,303,097
Less accumulated depreciation                          448,956      440,333
  Net Utility Plant in Service                         859,566      862,764
Construction work in progress                           42,731       36,879
  Net Utility Plant                                    902,297      899,643

Non-utility Property:
Non-utility property                                    21,362       20,784
Less accumulated depreciation, depletion
  and amortization                                       3,847        3,778
  Net Non-utility Property                              17,515       17,006

Current Assets:
Cash and cash equivalents                                6,700        3,485
Temporary cash investments                                 520        1,289
Customer accounts receivable, less allowance for
  uncollectible accounts of $2,408 and $2,391           69,582       60,992
Accrued utility revenue                                 19,242       22,773
Other accounts receivable, less allowance for
  uncollectible accounts of $327 and $258                8,902       10,473
Gas marketing accounts receivable, less allowance
  for uncollectible accounts of $3,779 and $606         27,591       45,589
Materials and supplies (at average cost)                27,536       35,595
Prepaid property taxes                                  21,028       20,051
Prepayments and other current assets                    23,238       22,478
  Total Current Assets                                 204,339      222,725

Deferred Debits:
Income tax recoverable in future rates                  73,932       74,198
Deferred revenue taxes                                  13,939       14,271
Deferred pension and other postretirement benefits       9,584        9,922
IPP settlement costs                                    21,686       24,065
Unamortized debt expense (amortized over term
  of securities)                                        11,406       10,046
Other deferred debits                                   29,988       41,754
  Total Deferred Debits                                160,535      174,256

     Total                                          $1,284,686   $1,313,630

The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                       Capitalization and Liabilities
                                                      March 31, December 31,
                                                         1997        1996
                                                      (Thousands of Dollars)
Capitalization:
Common stock (13,654,242 & 13,654,121 shares
  outstanding)                                        $  68,271  $  68,271
Premium on capital stock                                133,618    133,616
Capital stock expen se                                   (6,097)    (6,097)
Retained earnings                                       189,469    192,060
  Total                                                 385,261    387,850
Non-redeemable preferred stock (428,443 shares
  outstanding)                                           42,844     42,844
Non-redeemable cumulative preference stock
  (12,221 and 12,539 shares outstanding)                    394        397
  Total Non-Redeemable Stock                             43,238     43,241
Long-term debt                                          281,675    281,622
  Total Capitalization                                  710,174    712,713

Non-current Liabilities:
Reserve for claims and damages                            3,741      3,843
Postretirement benefits                                  15,053     15,213
Pension costs                                            38,501     37,421
  Total Non-current Liabilities                          57,295     56,477

Current Liabilities:
Notes payable and obligations due within one year       180,304    162,968
Accounts payable                                         42,842     67,036
Gas marketing accounts payable                           28,002     42,295
Accrued Federal income and other taxes                   11,511      1,268
Refundable fuel and gas costs                             9,724      6,839
Refunds to customers                                      2,322      1,816
Other current liabilities                                28,638     38,969
  Total Current Liabilities                             303,343    321,191

Deferred Taxes and Other:
Deferred Federal income taxes                           184,939    186,354
Deferred investment tax credits                          15,094     15,292
Accrued IPP settlement agreements                         2,000      2,000
Accrued Order 636 transition costs                        5,110     11,620
Other deferred credits                                    6,731      7,983
  Total Deferred Taxes and Other                        213,874    223,249

     Total                                           $1,284,686 $1,313,630

The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                                                    Three Months
                                                   Ended March 31,
                                                     1997       1996
                                               (Thousands of Dollars)
Operating Revenues:
Electric                                        $107,101   $108,019
Gas                                               77,906     78,944
  Total Utility Revenues                         185,007    186,963
Diversified Activities                            58,295     98,709
  Total Operating Revenues                       243,302    285,672
Operating Expenses:
Operations:
  Fuel used in electric production                12,414      7,746
  Electricity purchased for resale                18,856     25,936
  Gas purchased for resale                        48,117     47,637
  Non-utility gas marketing purchases             58,657     95,901
  Other expenses of operation                     38,782     35,418
Maintenance                                        8,959      9,754
Depreciation and amortization                      9,708      8,261
Taxes other than income taxes                     25,423     25,857
Federal income taxes                               4,905      7,636
  Total Operating Expenses                       225,821    264,146
Income from Operations                            17,481     21,526
Other Income and (Deductions):
Allowance for other funds used during
  construction                                        15          5
Investigation costs                               (3,390)        --
Other - net                                         (545)     1,034
Taxes other than income taxes                        (66)       (91)
Federal income taxes                               1,409       (108)
  Total Other Income and (Deductions)             (2,577)       840
Income Before Interest Charges                    14,904     22,366
Interest Charges:
Interest on long-term debt                         6,150      6,236
Other interest                                     1,669      1,357
Amortization of debt premium, expense-net            397        365
Allowance for borrowed funds used
  during construction                               (228)      (147)
  Total Interest Charges                           7,988      7,811
Net Income                                         6,916     14,555
Dividends on preferred and preference
  stock, at required rates                           700        756
Earnings applicable to common stock              $ 6,216    $13,799
Avg. number of common shares outstanding
  (000's)                                         13,654     13,654
Earnings per average common share
  outstanding                                    $   .46    $  1.01
Dividends declared per common share
  outstanding                                    $  .645    $  .645
The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Cash Flow Statements (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                           1997        1996
                                                       (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                 $6,916  $14,555
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                             9,370    9,723
  Deferred Federal income taxes                            (2,252)  (4,167)
  Deferred investment tax credit                             (198)    (203)
  Deferred and refundable fuel and gas costs                4,781    8,602
  Allowance for funds used during construction               (243)    (152)
  Other non-cash charges                                      752    1,773
  Changes in certain current assets and liabilities:
     Accounts and gas marketing receivables (net) and
       accrued utility revenues                            14,510    1,474
     Materials and supplies                                 8,059    6,420
     Prepaid property taxes                                  (977)  (1,383)
     Prepayments and other current assets                    (760)   3,271
     Operating and gas marketing accounts payable         (38,487) (26,282)
     Accrued Federal Income and other taxes                10,243   13,890
     Accrued interest                                      (2,771)  (2,430)
     Refunds to customers                                     506    2,796
     Other current liabilities                             (7,531)  (6,099)
  Other-net                                                 4,987    3,691
  Net Cash Provided from Operations                         6,905   25,479
Cash Flow from Investing Activities:
Additions to plant                                        (12,573)  (6,246)
Temporary cash investments                                    769      815
Allowance for funds used during construction                  243      152
  Net Cash Used in Investing Activities                   (11,561)  (5,279)
Cash Flow from Financing Activities:
Proceeds from:
  Issuance of long-term debt                               20,056      --
Retirements of:
  Preferred stock                                          (1,390)     --
  Long-term debt                                          (20,114)    (112)
  Capital lease obligations                                  --       (138)
Net borrowings (repayments) under
  short-term debt arrangements*                            18,855  (10,071)
Dividends on preferred and common stock                    (9,536)  (9,562)
Net Cash Used in Financing Activities                       7,871  (19,883)
Net Change in Cash and Cash Equivalents                     3,215      317
Cash and Cash Equivalents at Beginning of Period            3,485    5,164
Cash and Cash Equivalents at End of Period                $ 6,700  $ 5,481
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest, net of amounts capitalized                    $10,198   $9,784
*Debt with maturities of 90 days or less.
The accompanying notes are an integral part of these statements.

      ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three month periods ended March 31, 1997 and 1996, and the consolidated cash flow statements for the three month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position and results of operations at March 31, 1997, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1996 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements, notes to consolidated financial statements and the management's discussion and analysis of financial condition and results of operations be read in conjunction with the consolidated financial statements, the review of the Company's results of operations and financial condition and the notes to consolidated financial statements included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the period ended March 31, 1997 and March 31, 1996 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All inter-company balances and transactions have been eliminated.


4. Contingencies at March 31, 1997 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1996 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1996 Form 10-K Annual Report, and in Item 3, Legal Proceedings of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996, except changes in the status of regulatory matters which are updated in Part I, Item 2 under the caption "Rate Activities" and the status of certain Legal Proceedings which are updated in Part II, Item I, "Legal Proceedings".

5. In February 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share ("EPS"). Primary EPS is replaced with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In addition, fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted. This statement requires dual presentation of basic and diluted EPS by entities with complex capital structures and also requires restatement of all prior-period EPS data presented. SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997, and the Company plans to adopt the statement for year-end 1997. The Company does not expect the effect of adopting SFAS No. 128 to have more than a negligible impact on its EPS calculation. If adopted currently, SFAS No. 128 would not have more than a negligible impact on the Company's reported EPS.

6. The Company experienced a major storm on April 1, 1997 and is in the process of accumulating all costs related to this storm. At this time the Company cannot predict the total costs or what regulatory treatment, if any, it will receive.


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations



Financial Condition:

                        Financial Performance

The Company's consolidated earnings per average common share outstanding for the first quarter of 1997 were $0.46 as compared to $1.01 for the first quarter of 1996. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding were 13.7 million for the first quarters of both 1997 and 1996.

The current quarterly dividend rate of $0.645 is equivalent to an annual dividend rate of $2.58 per share. Dividends declared during the twelve months ended March 31, 1997 amounted to $2.58 with a dividend payout ratio of 98.9% as compared to $2.58 a year ago with a payout ratio of 101.6%.

The return on average common equity for the twelve months ended
March 31, 1997 was 9.33% as compared to 9.16% for the twelve months ended March 31, 1996.


                 Capital Resources and Liquidity

At March 31, 1997, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $100 million. Effective April 1, 1997, the Company's bank lines of credit were increased to $115 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks.
The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $20.0 million at March 31, 1997, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments. The average daily balance of short-term borrowings for the three months ended March 31, 1997 amounted to $93.7 million at an effective interest rate of 5.8% as compared to $61.7 million at an effective interest rate of 5.8% for the same period of 1996. The average daily balance of temporary cash investments for the three months ended March 31, 1997 was $1.3 million with an effective interest rate of 5.2% compared to $1.5 million at an effective interest rate of 5.2% for the same period of 1996.

The New York Public Service Commission ("NYPSC") has authorized the Company to issue up to 750,000 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan ("DRP") and its Employee Stock Purchase and Dividend Reinvestment Plan ("ESPP"). Under an option of the Company, common stock used to satisfy the requirements of the DRP and ESPP is being purchased by the agent under the plans on the open market.

On February 4, 1997, Rockland Electric Company ("RECO") a wholly owned utility subsidiary of the Company, issued $20 million of First Mortgage 7 1/8% Bonds, Series J, due February 1, 2007 ("Series J Bonds"). The proceeds from the issuance of the Series J Bonds, together with other RECO funds were used to refund on March 6, 1997, RECO's $20 million First Mortgage 9.59% Bonds, Series H. In addition, on January 6, 1997, the Company redeemed the remaining 13,896 shares of Redeemable Cumulative Preferred Stock, Series I, 8 1/8% then outstanding, at $100 per share.

The Company currently has no plans for the issuance of additional debt or equity securities, with the exception of the expected refinancing of $78 million of long-term debt which will mature during 1997, and it is expected that all other capital requirements will be met with funds from operations, supplemented with short-term debt as required.


                         Rate Activities

New York

The Company has been engaged in settlement negotiations regarding the Company's rate and restructuring filing in the New York Public Service Commission ("NYPSC") Competitive Opportunities Proceeding (Case 96-E-00-900). Reference is made to the Company's Form 8-K Current Report dated March 25, 1997, which is filed as Exhibit 10.47 to this quarterly report on Form 10-Q, for a discussion of the Settlement Agreement entered into on March 25, 1997 by the Company, the NYPSC Staff and other parties in Case 96-E-00900.

                      QUARTERLY COMPARISON

Results of Operations

Earnings per average common share outstanding for the first quarter of 1997 amounted to $0.46 per share as compared to $1.01 per share for the first quarter of 1996.

Utility operations were adversely effected by the below-normal energy sales resulting from the mild winter weather. This was partially offset by the Company's continued success in containing utility expenses. The net effect was utility operations experienced a modest decline in earnings when comparing the first quarter of 1997 to the first quarter of 1996. The majority of this quarter's decline was the loss incurred by the Company's non-utility gas marketing subsidiary, NORSTAR Management, Inc. ("NMI"), the general partner of NORSTAR Energy Limited
Partnership ("NORSTAR Partnership"), resulting from a write-down of NORSTAR Partnership's receivables as well as its continued poor operating performance. The first quarter earnings also reflect the balance of costs associated with an arbitration settlement with the Company's former Chief Executive Officer signed in February 1997.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $2.0 million during the first quarter of 1997 as compared to the same quarter of 1996, as a result of decreased electric and gas sales and the elimination (during the second quarter of 1996) of the New York electric RDM adjustment.

Electric operating revenues during the current quarter were $107.1 million as compared to $108.0 million for the first quarter of 1996. This decrease is primarily the result of base rate reductions, lower fuel cost recoveries and lower sales to customers, partially offset by an increase in sales to other utilities which produced a revenue increase of $1.1 million when compared to the same quarter of 1996. The 1996 revenues also reflect the impact of the Company's RDM then in effect. In accordance with the NYPSC's May 3, 1996 Order electric revenues are no longer governed by an RDM agreement.

Total sales of electric energy to retail customers during the first quarter of 1997 were 1,116,718 megawatt hours ("Mwh"), compared with 1,128,698 Mwh during the comparable period a year ago. Sales to other utilities for the first quarter of 1997 amounted to 67,924 Mwh with revenues of $1.5 million compared to 37,493 Mwh and $0.4 million in 1996.

Gas operating revenues during the quarter were $77.9 million compared to $78.9 million for the first quarter of 1996. This decrease is primarily the result of a decrease in sales to interruptible and firm customers, partially offset by an increase in gas cost recoveries.

Moderate weather conditions during the first quarter of 1997 when compared to the first quarter of 1996 resulted in a decrease in gas sales. Sales to firm customers totaled 8,996 million cubic feet ("Mmcf"), compared with 9,943 Mmcf during the same period a year ago. Gas revenues from firm customers were $72.6 million, compared with $72.8 million in the first quarter of 1996. Interruptible gas sales were 878 Mmcf for the first quarter of 1997 compared to 1,275 Mmcf for the same period of 1996.
Revenues from interruptible customer were $3.9 million in 1997 compared to $4.9 million in 1996.

Fuel, Purchased Electricity and Purchased Gas Costs, Excluding
Gas Marketing

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $2.4 million during the first quarter of 1997 when compared to the same quarter of 1996. This decrease reflects the lower cost of fuel used in generation and lower purchased power costs, partially offset by increased demand (including sales for resale).

Purchased gas costs for utility operations were $48.1 million in the first quarter of 1997 compared to $47.6 million in 1996, an increase of $0.5 million. This increase is the result of significant increases in the cost of purchased gas, partially offset by a decrease in the volume of gas purchased for resale and deferred costs.

Other Operating and Maintenance Expenses

The Company's total operating expenses excluding fuel, purchased power, gas purchased for resale and non-utility gas marketing purchases for the first quarter, increased by $0.9 million compared with the same period in 1996. Utility operating expenses increased $0.3 million. Diversified operating expenses increased by $0.6 million.

The net increase in utility operating expenses of $0.3 million is primarily the result of the implementation, in May 1996, of the provisions of a NYPSC approved rate agreement, which, among other things, provided for the recovery of Independent Power Producer contract termination costs and the elimination of substantially all of the expense reconciliation items under the previously mandated Revenue Decoupling Mechanism. In addition, depreciation expense increased by $1.4 million because of a regulatory adjustment made in the first quarter of 1996 and a decrease in taxes of $0.1 million.

Diversified Activities

The Company's diversified activities consist of gas marketing, energy related services and business ventures and land development conducted through wholly-owned non-utility subsidiaries.

The net operating results from all diversified activities amounted to a loss of $4.5 million or 33 cents per average common share outstanding during the first quarter of 1997 compared to a gain of $99,000 or one cent per share during the first quarter of 1996. The primary reason for the decline in earnings is the loss incurred by the NORSTAR Partnership, which resulted from a write-down of receivables as well as the NORSTAR Partnership's continued poor operating performance. Additionally, gas marketing results were adversely affected by the accounting treatment for Shell Gas Trading Company's minority interest in the NORSTAR Partnership. The minority partner's equity balance reached zero during 1996, and consistent with Statement of Financial Accounting Standards No. 94, "Consolidation of Majority-Owned Subsidiaries," all partnership losses must be absorbed by the Company's subsidiary, NMI, the general partner of the NORSTAR Partnership.

As the restructuring of the gas marketing business from high volume/low margin wholesale customers towards securing lower volume/higher margin retail customers continues, losses are expected through 1997.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $3.6 million during the first quarter of 1997 when compared to the same quarter of 1996 as a result of increased investigation costs associated with an arbitration settlement signed in February 1997.


                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Item 3 Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 under the caption "Environmental and Other Litigation" for a description of the litigation entitled Crossroads Cogeneration Corporation v. Orange and Rockland Utilities, Inc. On April 9, 1997, Crossroads filed papers in opposition to the Company's motion to dismiss, and a cross-motion for partial summary judgment in its favor on its contract claims. On April 29, 1997, the Company filed further papers in support of its motion to dismiss and in opposition to Crossroads' motion for partial summary judgment.

Reference is made to Item 3 Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 under the caption "Regulatory Matters: New York Competitive Opportunities Proceeding" for a discussion of the settlement negotiations regarding the Company's rate and restructuring filing in the New York Public Service Commission ("NYPSC") Competitive Opportunities Proceeding (Case 96-E-00-900) and to the Company's Form 8-K Current Report dated March 25, 1997, which is filed as Exhibit 10.47 to this Form 10-Q, for a discussion of the Settlement Agreement entered into on March 25, 1997 by the Company, the NYPSC Staff and other parties in Case 96-E-00900 - In the Matter of Orange and Rockland Utilities, Inc.'s Plans for Electric Rate/Restructuring Pursuant to Opinion No. 96-12.

Item 4.  Submission of Matters to a Vote of Security Holders:

(a)  The Company's Annual Meeting of Shareholders was held on
     April 9,1997.

(b) The following directors were elected at the Annual Meeting of Shareholders on April 9, 1997: Robert E. Mulcahy III was elected for a one-year term expiring at the Annual Meeting of Shareholders in 1998, J. Fletcher Creamer, Jon F. Hanson, Kenneth D. McPherson, and Linda C. Taliaferro were elected for three-year terms expiring at the Annual Meeting of Shareholders in 2000. The terms of office of the following Directors continued after the meeting: Ralph M. Baruch, Michael J. DelGiudice, James F. O'Grady, Jr., D. Louis Peoples, Frederic V. Salerno and H. Kent Vanderhoef.

(c) The following matters were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on April 9, 1997:

     1. The Company's nominees for election as Directors were approved by the following vote:

                                   Shares      Shares    Broker
                                    For       Withheld Non-Votes

          J. Fletcher Creamer   11,281,304    294,220     N/A
          Jon F. Hanson         11,315,775    259,849     N/A
          Kenneth D. McPherson  11,321,771    253,853     N/A
          Robert E. Mulcahy     11,267,737    307,887     N/A
          Linda C. Taliaferro   11,269,859    305,765     N/A

     2. A proposal to appoint the firm of Arthur Andersen LLP, independent public accountants, to audit the books, records and accounts of the Company and its subsidiaries for the year 1997 was approved by the following vote:

            Shares        Shares        Shares       Broker
              For        Against      Abstaining   Non-Votes

          11,218,023     131,817        225,684        N/A


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.2A  Amendment to Lease Agreement effective August 1,
            1996.
     10.47  The Company's Form 8-K Current Report dated March
            25, 1997.

(b)  Reports on Form 8-K

     On April 17, 1997, the Company filed a Current Report on Form 8-K dated March 25, 1997 pertaining to the Settlement Agreement between the Company, the New York Public Service Commission Staff and other parties in Case 96-E-0900.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ORANGE AND ROCKLAND UTILITIES, INC.
                                          (Registrant)



Date: May 9, 1997             By ROBERT J. McBENNETT
                                 Robert J. McBennett
                                 Treasurer





Date: May 9, 1997             By EDWARD M. McKENNA
                                 Edward M. McKenna
                                 Controller