Form 10-Q
period 1997-06-30
ORANGE & ROCKLAND UTILITIES INC
filed 1997-08-13
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

 Common Stock - $5 Par Value                13,654,668 shares
           (Class)                   (Outstanding at July 31, 1997)
                        TABLE OF CONTENTS



                                                          Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited) at
          June 30, 1997 and December 31, 1996               1

          Consolidated Statements of Income (Unaudited)
          for the three months and six months ended
          June 30, 1997 and June 30, 1996                   3

          Consolidated Cash Flow Statements (Unaudited)
          for the six months ended June 30, 1997
          and June 30, 1996                                 5

          Notes to Consolidated Financial Statements        6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    10


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                20

ITEM 5.   Other Information                                22

ITEM 6.   Exhibits and Reports on Form 8-K                 22

Signatures                                                 23
                       PART I.  FINANCIAL INFORMATION

Item I.   Financial Statements

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                                   Assets
                                                      June 30,  December 31,
                                                        1997         1996
                                                     (Thousands of Dollars)
Utility Plant:
Electric                                            $1,031,927   $1,023,796
Gas                                                    222,990      219,712
Common                                                  60,847       59,589
  Utility Plant in Service                           1,315,764    1,303,097
Less accumulated depreciation                          457,917      440,333
  Net Utility Plant in Service                         857,847      862,764
Construction work in progress                           54,714       36,879
  Net Utility Plant                                    912,561      899,643

Non-utility Property:
Non-utility property                                    11,681       17,818
Less accumulated depreciation, depletion
  and amortization                                       1,040        2,344
  Net Non-utility Property                              10,641       15,474

Current Assets:
Cash and cash equivalents                                4,821        3,321
Temporary cash investments                                 520        1,289
Customer accounts receivable, less allowance for
  uncollectible accounts of $2,391 and $2,391           54,706       60,992
Accrued utility revenue                                 20,442       22,773
Other accounts receivable, less allowance for
  uncollectible accounts of $396 and $258                8,932        7,648
Materials and supplies (at average cost)                29,609       35,595
Prepaid property taxes                                  11,803       20,051
Prepayments and other current assets                    39,136       21,540
  Total Current Assets                                 169,969      173,209

Deferred Debits:
Income tax recoverable in future rates                  73,896       74,198
Deferred revenue taxes                                  13,110       14,271
Deferred pension and other postretirement benefits       9,145        9,922
IPP settlement costs                                    19,425       24,065
Unamortized debt expense (amortized over term
  of securities)                                        11,011       10,046
Other deferred debits                                   24,387       37,072
  Total Deferred Debits                                150,974      169,574

     Total                                          $1,244,145   $1,257,900

The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                       Capitalization and Liabilities
                                                       June 30, December 31,
                                                         1997        1996
                                                      (Thousands of Dollars)
Capitalization:
Common stock (13,654,783 & 13,654,121 shares
  outstanding)                                       $   68,274 $   68,271
Premium on capital stock                                133,627    133,616
Capital stock expense                                    (6,110)    (6,097)
Retained earnings                                       169,461    192,060
  Total                                                 365,252    387,850
Non-redeemable preferred stock (428,443 shares
  outstanding)                                           42,844     42,844
Non-redeemable cumulative preference stock
  (11,723 and 12,180 shares outstanding)                    382        397
  Total Non-Redeemable Stock                             43,226     43,241
Long-term debt                                          276,648    281,622
  Total Capitalization                                  685,126    712,713

Non-current Liabilities:
Reserve for claims and damages                            3,967      3,843
Postretirement benefits                                  14,802     15,213
Pension costs                                            39,761     37,421
Obligations under capital leases                          1,721       -
  Total Non-current Liabilities                          60,251     56,477

Current Liabilities:
Notes payable and obligations due within one year       185,740    161,963
Accounts payable                                         51,593     67,449
Accrued Federal income and other taxes                    1,267      1,024
Refundable fuel and gas costs                             6,314      4,943
Refunds to customers                                      2,481      1,816
Other current liabilities                                41,394     35,800
  Total Current Liabilities                             288,789    272,995

Deferred Taxes and Other:
Deferred Federal income taxes                           185,418    185,156
Deferred investment tax credits                          14,895     15,292
Accrued IPP settlement agreements                             -      2,000
Accrued Order 636 transition costs                        1,390     11,620
Other deferred credits                                    6,419      7,983
  Total Deferred Taxes and Other                        208,122    222,051

Net Liabilities (Assets) of Discontinued
  Operations (Note 8)                                     1,857     (6,336)
     Total                                           $1,244,145 $1,257,900

The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)

                                            Three Months       Six Months
                                           Ended June 30,    Ended June 30,
                                           1997    1996       1997    1996
                                                (Thousands of Dollars)
Operating Revenues:
Electric                                $111,879$120,772   $218,980$228,791
Gas                                       25,146  31,148    103,052 110,092
  Total Utility Revenues                 137,025 151,920    322,032 338,883
Diversified Activities                       170     333        482     675
  Total Operating Revenues               137,195 152,253    322,514 339,558

Operating Expenses:
Operations:
  Fuel used in electric production        15,770  12,456     28,184  20,201
  Electricity purchased for resale        14,004  18,291     32,860  44,227
  Gas purchased for resale                13,800  18,011     61,917  65,648
  Other expenses of operation             36,321  43,010     68,908  75,775
Maintenance                                9,028   8,689     17,987  18,442
Depreciation and amortization              8,838   5,964     18,215  13,890
Taxes other than income taxes             23,435  25,002     49,587  50,844
Federal income taxes                       2,931   3,366     10,394  11,049
  Total Operating Expenses               124,127 134,789    288,052 300,076

Income from Operations                    13,068  17,464     34,462  39,482

Other Income and (Deductions):
Investigation costs                            -    (800)    (3,390)   (800)
Other - net                                  759  (2,486)       786  (2,300)
Taxes other than income taxes                (66)    (92)      (132)   (148)
Federal income taxes                         (19)    428      1,390     462
  Total Other Income &(Deductions)           674  (2,950)    (1,346) (2,786)

Income Before Interest Charges            13,742  14,514     33,116  36,696

Interest Charges:
Interest on long-term debt                 6,011   5,867     12,161  12,103
Other interest                             1,773   1,579      3,315   2,853
Amortization of debt premium,
  expense-net                                412     366        808     731
Allowance for borrowed funds used
  during construction                       (165    (128)      (393)   (275)
  Total Interest Charges                   8,031   7,684     15,891  15,412

Income from Continuing Operations          5,711   6,830     17,225  21,284


                                 (continued)

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                                 (continued)

                                            Three Months       Six Months
                                           Ended June 30,    Ended June 30,
                                           1997    1996       1997    1996
                                                (Thousands of Dollars)

Discontinued Operations (Note 8):
Loss from discontinued operations
  net of related income taxes             (2,140)   (510)    (6,738)   (409)
Estimated net loss on disposal of
  discontinued operations                 (4,565)     -      (4,565)     -
Loss with respect
  to discontinued operations              (6,705)   (510)   (11,303)   (409)

Net Income (Loss)                           (994)  6,320      5,922  20,875
Dividends on preferred and preference
  stock, at required rates                   699     757      1,399   1,513
Earnings applicable to common stock     $ (1,693)$ 5,563   $  4,523$ 19,362
Avg. number of common shares
  outstanding (000's)                     13,654  13,654     13,654  13,654

Earnings Per Average Common Share
  Outstanding:
Continuing Operations                   $    .37$    .45   $   1.16$   1.45
Discontinued Operations                     (.16)   (.04)      (.49)   (.03)
Estimated net loss on disposal              (.34)    -         (.34)     -

   Total                                 $  (.13)$    .41   $   .33$   1.42

Dividends declared per common share
  outstanding                           $   1.29$   1.29    $  1.94$   1.94



The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Cash Flow Statements (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                           1997        1996
                                                       (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                $ 5,922  $20,875
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                            17,991   15,610
  Deferred Federal income taxes                              (873)    (717)
  Deferred investment tax credit                             (397)    (405)
  Deferred and refundable fuel and gas costs                1,371    5,528
  Allowance for funds used during constructio n              (427)    (284)
  Other non-cash charges                                    2,000    2,470
  Changes in certain current assets and liabilities:
     Accounts receivable (net) and
       accrued utility revenues                             7,333    7,417
     Materials and supplies                                 5,986    3,002
     Prepaid property taxes                                 8,248    8,045
     Prepayments and other current assets                 (17,596)  (6,386)
     Operating accounts payable                           (15,856) (14,660)
     Accrued Federal Income and other taxes                   243     (603)
     Accrued interest                                        (432)    (464)
     Refunds to customers                                     665  (11,019)
     Other current liabilities                             (3,451)  (2,006)
  Discontinued operations                                   8,193      693
  Other-net                                                11,901    7,339
  Net Cash Provided from Operations                        30,821   34,435
Cash Flow from Investing Activities:
Additions to plant                                        (29,982) (20,423)
Temporary cash investments                                    769      (21)
Allowance for funds used during construction                  427      284
  Net Cash Used in Investing Activities                   (28,786) (20,160)
Cash Flow from Financing Activities:
Proceeds from:
  Issuance of long-term debt                               20,089      -
Retirements of:
  Preference and preferred stock                           (1,390)      -
  Long-term debt                                          (25,243)    (139)
  Capital lease obligations                                  (129)    (275)
Net borrowings (repayments) under
  short-term debt arrangements*                            25,181    3,950
Dividends on preferred and common stock                   (19,043) (19,126)
Net Cash Used in Financing Activities                         535  (15,590)
Net Change in Cash and Cash Equivalents                     1,500   (1,315)
Cash and Cash Equivalents at Beginning of Period            3,321    3,189
Cash and Cash Equivalents at End of Period               $  4,821 $  1,874
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest, net of amounts capitalized                    $15,858  $14,788
  Federal income taxes                                    $10,000   $9,531
*Debt with maturities of 90 days or less.
The accompanying notes are an integral part of these statements.

      ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three month and six month periods ended June 30, 1997 and 1996, and the consolidated cash flow statements for the six month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments and the adjustments necessitated by the discontinued operations) necessary to fairly present the financial position and results of operations at June 30, 1997, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1996 have been derived from audited financial statements.

 2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements, notes to consolidated financial statements and the management's discussion and analysis of financial condition and results of operations be read in conjunction with the consolidated financial statements, the review of the Company's results of operations and financial condition and the notes to consolidated financial statements included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results of operations for the full year.

 3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All intercompany balances and transactions have been eliminated.

 4. Contingencies at June 30, 1997 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1996 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1996 Form 10-K Annual Report, and in Item 3, Legal Proceedings of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996, except changes in the status of regulatory matters which are updated in Part I, Item 2 under the caption "Rate Activities" and the status of certain Legal Proceedings which are updated in Part II, Item I, "Legal Proceedings".

 5. In February 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement simplifies the computation of earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 will be effective for financial statements for periods ending after December 15, 1997, and the Company plans to adopt the statement for year-end 1997. If adopted currently, SFAS No. 128 would have a negligible impact on the Company's reported EPS.

 6. The Company experienced a major storm on April 1, 1997. On June 27, 1997, the Company filed a petition with the New York Public Service Commission ("NYPSC") to defer and recover the $2.8 million of incremental costs incurred during this event. The Company has deferred these charges pending final resolution by the NYPSC.

 7. The Company has entered into a strategic alliance with US Generating Company, an independent power production company based in Bethesda, MD. This alliance, the terms of which are set forth in agreements dated as of May 1, 1997, is primarily designed to expand the wholesale markets for the Company's excess generation and create operating efficiencies and market penetration unattainable by each company individually.

 8. NORSTAR Management, Inc. ("NMI"), a wholly-owned indirect subsidiary of the Company has solicited bids to sell certain of the assets of NORSTAR Energy Limited Partnership ("NORSTAR"),a natural gas services and marketing company of which NMI is the general partner. The assets to be sold consist primarily of customer contracts and accounts receivable. NMI's plans call for winding up the remaining portion of the NORSTAR business prior to December 31, 1997. In accordance with Accounting Principles Board Opinion No. 30, the financial results for this segment are reported as "Discontinued Operations." The total losses related to discontinued operations were $(6,705,222)and $(509,970) for the quarters ended June 30,1997 and June 30, 1996, respectively. The 1997 loss includes an estimated loss of $(4,565,370) to be incurred in connection with the disposal of the NORSTAR business. The impact of NORSTAR as reported in "Discontinued Operations" is as follows:

                                    Three Months Ended June 30,
                                        1997           1996

     Gross Revenue                  $16,176,631    $60,474,049
     Cost and Expenses               20,409,473     61,336,409
     Loss Before Income Taxes        (4,232,842)      (862,360)
     Provision for Taxes             (2,092,990)      (352,390)
     Loss from Discontinued
       Operations                    (2,139,852)      (509,970)
     Estimated Loss on Disposal
      (net of tax benefits
       of $751,495)                  (4,565,370)          -
     Total Loss Related to
       Discontinued Operations      $(6,705,222)   $  (509,970)


                                   June 30, 1997  Dec. 31, 1996
     Assets:
     Current Assets                 $17,416,665    $49,515,807
     Fixed Assets                     2,426,178      1,532,565
     Other Assets                     1,715,041      2,416,712
     Total Assets                    21,557,884     53,465,084

     Liabilities:
     Current Liabilities             22,480,513     46,054,645
     Other Liabilities                  934,565      1,073,987
     Net Liabilities (Assets)
       of Discontinued Operations   $ 1,857,194    $(6,336,452)

 9. On July 18, 1997 the Company filed a petition with the NYPSC for approval to repurchase up to 700,000 shares of its common stock and to issue up to $25 million of unsecured debt obligations. The proceeds from the issuance of debt will be used to finance the common stock purchase. If the petition is approved, the Company will repurchase stock from time to time, not later than December 31, 1999 in the open market or through privately negotiated transactions.

10. An indirect subsidiary of the Company, Millbrook Holdings, Inc.("Millbrook"), pursuant to a long-term leasehold agreement, holds for sale or lease, approximately twelve acres of non-utility real estate in Morris County, New Jersey. In June 1997 the Company wrote off the land leased by Millbrook. The impact of this write-off resulted in an after tax charge to income of $(563,000).

11. On April 24, 1997, O&R Development Inc., a land development subsidiary of the Company, completed the sale of one of its buildings located in Harriman, New York to Kingston Realty Group LLC. The sale produced net income after tax of $465,000.

12. The Company and the members of Local 503 of the International Brotherhood of Electrical Workers have agreed to a new labor contract effective June 1, 1997. Under the terms of the contract, bargaining unit wages will increase by 10 percent over the three-year period covered by the agreement. The agreement calls for pension plan and other retirement-related improvements as well as employee contributions for health care costs and work rule changes which will essentially offset the cost increases.

13. Certain amounts reported for the prior year have been reclassified to conform with the current year presentation.


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations



Financial Condition:

                      Financial Performance

The Company's consolidated earnings per average common share outstanding from continuing operations for the second quarter of 1997 were $0.37 as compared to $0.45 for the second quarter of 1996. The Company's consolidated earnings per average common share outstanding from discontinued operations for the second quarter of 1997 were $(0.50) as compared to $(0.04) for the second quarter of 1996. The Company's combined total consolidated earnings per average common share outstanding for the second quarter of 1997 were $(0.13) as compared to $0.41 for the second quarter of 1996. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding were 13.7 million for the three and six month periods of both 1997 and 1996.

The current quarterly dividend rate of $0.645 is equivalent to an annual dividend rate of $2.58 per share. Dividends declared during the twelve months ended June 30, 1997 amounted to $2.58 with a dividend payout ratio of 124.0% as compared to $2.58 a year ago with a payout ratio of 94.5%. The dividend payout ratio excluding discontinued operations was 85.4% and 91.8%, respectively, for the twelve months ended June 30, 1997 and 1996.

The return on average common equity for the twelve months ended
June 30, 1997 was 7.45% as compared to 9.84% for the twelve months ended June 30, 1996.


                 Capital Resources and Liquidity

At June 30, 1997, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $110 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. The Company, however, utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, a non-utility subsidiary had a line of credit that provided for borrowing based on the availability of collateral which, at June 30, 1997, amounted to $2,370,000. The average daily balance of short-term borrowings for the six months ended June 30, 1997 amounted to $95.1 million at an effective interest rate of 5.7% as compared to $58.9 million at an effective interest rate of 5.8% for the same period of 1996. The average daily balance of temporary cash investments for the six months ended June 30, 1997 was $1.0 million with an effective interest rate of 5.2% compared to $1.4 million at an effective interest rate of 5.4% for the same period of 1996.

The NYPSC has authorized the Company to issue up to 750,000 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan ("DRP") and its Employee Stock Purchase and Dividend Reinvestment Plan ("ESPP"). Under an option of the Company, common stock used to satisfy the requirements of the DRP and ESPP is being purchased by the agent under the plans on the open market.

On July 18, 1997, the Company filed a petition with the NYPSC for approval to repurchase up to 700,000 shares of its common stock and to issue up to $25 million of unsecured debt obligations. If the petition is approved, the Company will repurchase stock from time to time, not later than December 31, 1999 in the open market or through privately negotiated transactions. The proceeds of the debt issue will be used to provide funds for the common stock repurchase. The Company currently has no other plans for the issuance of additional debt or equity securities, with the exception of the expected refinancing of $78 million of long-term debt which will mature during 1997. It is expected that all other capital requirements will be met with funds from operations, supplemented with short-term debt as required.


                         Rate Activities

New York

The Company and the Staff of the NYPSC entered into a settlement agreement("Orange and Rockland Agreement")on March 25, 1997 in Case 96-E-0900, the NYPSC Competitive Opportunities Proceeding. Reference is made to the Company's Form 8-K dated March 25, 1997 for a discussion of the Orange and Rockland Agreement.

On July 2, 1997, the Administrative Law Judge ("ALJ") issued his recommended decision in this proceeding. The ALJ recommended that the NYPSC not approve the Orange and Rockland Agreement as submitted. Although the ALJ supported the Orange and Rockland Agreement's retail access implementation schedule and the proposed rate reductions, he was critical of the proposed corporate restructuring provisions of the Agreement, the proposed increase in return on equity revenue sharing threshold and operation of the stranded cost recovery mechanism. Under the current schedule, the Company anticipates that the NYPSC will rule on the Orange and Rockland Agreement in September 1997. The Company is unable to predict the outcome of the NYPSC proceeding or its effect on the Company's consolidated financial position or results of operations, if any.

On June 5, 1997, the NYPSC issued an Order Requiring the Filing of Proposals to Ameliorate Gas Price Volatility and Requesting Comments in Case 97-G-0600, In the Matter of the Commission's Request for Gas Distribution Companies to Reduce Gas Cost Volatility and Provide for Alternative Gas Purchasing Mechanisms. Under the Order, gas utilities in New York are required to submit proposals for fixed price gas sales options to be available for use by all customers during the 1997-1998 heating season. In addition, the NYPSC directed the utilities to review their gas procurement practices and to develop an acquisition strategy to include a mix of purchase options comprised of, but not limited to, indices, spot purchases and financial transactions with a view toward fostering gas price stability.

On August 4, 1997, the Company filed a multi-part proposal in response to the NYPSC's Order. The proposal provides for the Company to use financial derivatives to hedge an unspecified portion of its system gas supply for the upcoming winter with the costs associated with the hedging activity to be recovered by the Company through its gas adjustment clause. The proposal also includes a new tariff which would allow the Company to negotiate the commodity price of gas with its larger customers. The Company anticipates a ruling on its filing prior to December, 1997. The Company's filing may be accepted or significantly modified by the NYPSC before becoming effective. It is not possible to predict the outcome of this proceeding or its effect on the Company's consolidated financial position or results of operations.

New Jersey

On April 30, 1997, the New Jersey Board of Public Utilities ("NJBPU") issued an order "Adopting and Releasing Final Report in its Energy Master Plan Phase II Proceeding to Investigate the Future Structure of the Electric Power Industry (Docket No. EX 94120585Y)." The Order required the Company's subsidiary, Rockland Electric Company ("RECO"), and other New Jersey investor owned electric utilities each to file unbundled rates, a stranded cost proposal and a restructuring plan by July 15, 1997. As part of its stranded cost proposal, the NJBPU has recommended that each utility should provide a 5-10% rate reduction.

RECO's filing was made on July 15, 1997. The filing includes a Restructuring Plan, a Stranded Costs Filing and an Unbundled Rates Filing. The Restructuring Plan calls for RECO to remain a regulated transmission and distribution company within a registered holding company structure. Standards of Conduct and Affiliate Rules have been proposed in order to promote effective competition and ensure that regulated operations do not subsidize unregulated operations. RECO has proposed to implement full retail competition (energy and capacity) for all customers by May 1, 1999. Under this schedule, full retail access will be achieved 13 months ahead of the NJBPU's proposed phase-in schedule.

In its Stranded Costs Filing, RECO has identified two categories of potential stranded costs: generation investment and power purchase contracts with non-utility generators ("NUGS"). RECO proposes to recover stranded generation investment through regulated delivery rates by means of a two-part Market Transition Charge ("MTC"). The MTC would be in effect for an initial four year period during which RECO would recover 90-100% of its annual stranded costs. At the end of the four year period, a market valuation of the generation assets would be performed. Any difference between market and net book value then would be recovered over an appropriate period of time. Stranded NUG contract payments are proposed to be recovered over the remaining life of the contracts through the MTC. RECO has proposed to reduce its annual net revenue (revenue net of fuel, purchased power and gross receipts taxes) by $4.7 million or 5.6% effective in October 1998.

RECO also made an Unbundled Rates Filing which separates the components of existing tariffs into production, transmission, distribution and customer cost categories. The Unbundled Rates Filing would serve as the basis to segregate the costs of the generation function from rates in order to facilitate customer choice. In addition, the MTC mechanism would be added to the existing rate structure to allow for recovery of stranded costs, and a non-bypassable societal benefits charge would be created as a billing mechanism for mandated public policy programs.

The NJBPU has indicated that it will rule on these filings by October 1998. RECO's filing may be accepted or significantly modified by the NJBPU before becoming effective. It is not possible to predict the outcome of the NJBPU proceeding or its effect on the Company's consolidated financial position or results of operations.


                      QUARTERLY COMPARISON

Results of Operations

The Company's total consolidated earnings per average common share outstanding for the second quarter of 1997 were $(0.13) as compared to $0.41 for the second quarter of 1996.

The majority of this quarter's decline resulted from the operating losses incurred by NORSTAR and the estimated loss to dispose of NORSTAR's discontinued operations. The earnings decrease from continuing operations was the result of lower revenue, higher short-term interest charges and lower income from other diversified activities.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $14.9 million during the second quarter of 1997 as compared to the same quarter of 1996, as a result of the timing of fuel cost recoveries and the regulatory adjustments, recorded in the second quarter of 1996 required by the May 3, 1996 NYPSC Order issued by the NYPSC in Cases 95-E-0491 and 93-6-0779, ("May 3, 1996 Order").

Electric operating revenues during the current quarter were $111.9 million as compared to $120.8 million for the second quarter of 1996. The 1996 revenues also reflect the regulatory adjustments required by the NYPSC's May 3, 1996 Order. The timing of fuel cost recoveries and lower base rate revenues also contributed to this decrease.

Total sales of electric energy to retail customers during the second quarter of 1997 were 1,107,458 megawatt hours ("Mwh"), compared with 1,103,959 Mwh during the comparable period a year ago. Revenues from these sales were $110.5 million for the second quarter compared with $107.5 million for the same period in 1996. The 1996 revenues reflect the impact of the Company's Revenue Decoupling Mechanism ("RDM") then in effect. In accordance with the NYPSC's May 3, 1996 Order, electric revenues are no longer governed by an RDM agreement. Sales to other utilities for the second quarter of 1997 amounted to 29,589 Mwh with revenues of $0.6 million compared to 34,172 Mwh and $0.5 million in 1996. Revenue from these sales are primarily a recovery of costs, and under the applicable tariff regulations, have a minimal impact on earnings.

Gas operating revenues during the second quarter of 1997 were $25.1 million compared to $31.1 million for the second quarter of 1996. This decrease is primarily the result of lower gas cost recoveries.

Sales to firm customers totaled 3,081 million cubic feet ("Mmcf"), compared with 3,169 Mmcf during the same period a year ago. Gas revenues from firm customers were $21.1 million, compared with $25.3 million in the second quarter of 1996. Interruptible gas sales were 844 Mmcf for the second quarter of 1997 compared to 886 Mmcf for the same period of 1996. Revenues from interruptible customers were $3.0 million in 1997 compared to $3.4 million in 1996.

Fuel, Purchased Electricity and Purchased Gas Costs

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $1.0 million during the second quarter of 1997 when compared to the same quarter of 1996.
This decrease reflects the lower cost of fuel used in generation and lower purchased power costs.

Purchased gas costs for utility operations were $13.8 million in the second quarter of 1997 compared to $18.0 million in 1996, a decrease of $4.2 million. This decrease is the result of decreases in the cost of purchased gas coupled with a decrease in the volume of gas purchased for resale and deferred costs.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses excluding fuel, purchased power and gas purchased for resale for the second quarter decreased by $5.5 million compared with the same period in 1996. Utility operating expenses decreased $6.2 million. Diversified operating expenses increased by $0.7 million.

The net decrease in utility operating and maintenance expenses of $6.2 million is primarily the result of the implementation of the May 3, 1996 NYPSC Order, which, among other things, provided for the elimination of substantially all of the expense reconciliation items under the previously mandated Revenue Decoupling Mechanism and the recognition of a higher level of Independent Power Producer contract termination costs in the second quarter of 1996. Additionally, depreciation expense increased in the current period as a result of a regulatory adjustment made in the second quarter of 1996 which resulted in a temporary reduction in depreciation expense and tax expense decreased by $1.8 million, primarily as a result of decreased property and revenue taxes.

Diversified Activities

The Company's diversified activities, excluding the discontinued gas marketing operations, consist of energy related services and business ventures and land development conducted through wholly-owned non-utility subsidiaries.

Revenues from continuing diversified activities decreased by $163,000 for the second quarter compared with the same period in 1996.

The net loss resulting from the discontinued operations of NORSTAR amounted to $6.7 million or 50 cents per average common share outstanding during the second quarter of 1997 compared to a loss of $0.5 million or 4 cents per share during the second quarter of 1996.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $3.3 million during the second quarter of 1997 when compared to the same quarter of 1996 as a result of reversals on cumulative RDM balances and lower investigation costs, partially offset by higher interest charges.

                     YEAR TO DATE COMPARISON

Results of Operations

Earnings per average common share outstanding from continuing operations for the first half of 1997 amounted to $1.16 per share as compared to $1.45 per share for the first six months of 1996. Earnings per average common share outstanding from discontinued operations for the first half of 1997 amounted to $(0.83) per share as compared to $(0.03) per share for the first six months of 1996. The Company's combined total consolidated earnings per average common share outstanding for the first half of 1997 were $0.33 as compared to $1.42 for the first half of 1996.

The majority of this year's decline was the impact of the operating losses incurred by NORSTAR's gas marketing activities and the estimated loss to dispose of NORSTAR's discontinued operations.

The six-month decrease in earnings from continuing operations is primarily the result of lower energy sales during the mild winter and the balance of costs associated with the arbitration settlement with the Company's former Chief Executive Officer in February 1997.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $16.9 million in the first six months of 1997 as compared to the same period of 1996.

Electric operating revenues during the current period were $219.0 million as compared to $228.8 million for the first six months of 1996, a decrease of $9.8 million. This decrease is the result of regulatory adjustments required by the May 3, 1996 NYPSC Order approving the settlement agreement in the Company's electric and investigation cases as well as decreased sales and the timing of fuel cost recoveries.

Actual total sales of electric energy to retail customers during the first six months of 1997 were 2,224,176 Mwh, compared to 2,232,657 Mwh during the comparable period a year ago. This decrease is attributable to decreased usage when compared to the same period a year ago. Revenues from these sales during the first six months of 1997 were $215.2 as compared to $215.7 for the same period in 1996. The 1996 revenues reflect the impact of the Company's RDM then in effect. In accordance with the NYPSC's May 3, 1996 Order electric revenues are no longer governed by an RDM agreement. Sales to other utilities for the first six months of 1997 amounted to 97,513 Mwh with revenues of $2.1 million compared to 71,664 Mwh and $1.0 million in 1996.

Gas operating revenues during the first six months of 1997 were $103.1 million compared to $110.1 million for the first six months of 1996, a decrease of $7.0 million. Revenues were decreased by lower gas cost recoveries and lower sales volumes from a mild winter.

Gas sales to firm customers during the first six months of 1997 totaled 12,077 Mmcf, compared with 13,112 Mmcf during the same period a year ago. Gas revenues from firm customers were $93.7 million, compared with $98.1 million in the first six months of 1996.

Fuel, Purchased Electricity and Purchased Gas Costs

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $3.4 million during the first six months of 1997 when compared to the same period of 1996. This decrease reflects the decrease in the cost of fuel and purchased power offset by increased demand.

Purchased gas costs for utility operations were $61.9 million in the first six months of 1997 compared to $65.6 million in 1996, a decrease of $3.7 million. This decrease in gas costs is attributable to a lower volume of gas purchased for resale offset by higher prices.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses, excluding fuel, purchased power and gas purchased for resale for the first six months of 1997 decreased by $4.9 million compared with the same period in 1996. The decrease in expenses associated with utility operating expenses amounted to $5.8 million. The change in diversified operation and maintenance expenses was an increase of $0.9 million.

The net decrease in utility operating expenses is primarily the result of the implementation of the provisions of the May 3, 1996 NYPSC Order, which, among other things, provided for the elimination of substantially all of the expense reconciliation items under the previously mandated RDM and the recovery of Independent Power Producer contract termination costs. In addition, depreciation expense increased because of a regulatory adjustment made in the first quarter of 1996 which resulted in a temporary reduction in depreciation expense.

Diversified Activities

Revenues from diversified activities decreased by $193,000 for the first six months of 1997 as compared to the same period of 1996. Revenues for 1996 have been restated to exclude the discontinued operations and estimated loss on disposal of NORSTAR.

The net loss resulting from the discontinued operations of NORSTAR amounted to $11.3 million or 83 cents per average common share outstanding during the first six months of 1997 compared to a loss of $0.4 million or 3 cents per share during the same period in 1996.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $1.0 million during the first six months of 1997 when compared to the same period of 1996. The increase reflects the impact of the reversals of RDM balances and the increase in investigation costs associated with an arbitration settlement, signed in February 1997, with a former Chief Executive Officer.


                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and to Item I, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, for a description of the litigation entitled Crossroads Cogeneration Corporation v. Orange and Rockland Utilities, Inc. By Opinion and Order ("Order") dated June 30, 1997, the Court dismissed Crossroads' Complaint in its entirety with prejudice and dismissed Crossroads cross-motion for partial summary judgment as moot. On July 23, 1997, Crossroads filed an appeal from the Order.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1996 for a description of the litigation entitled Town of Wallkill and State of New York v. Tesa Tape, Inc., et al. On July 23, 1997 the Company reached a settlement in principle with the State of New York which, if finalized and approved by the Court, will result in the Company being dismissed from this litigation. Pursuant to the settlement in principle, the Company will pay $125,000 to the State of New York and the State will release the Company, dismiss the litigation and will grant "contribution protection" as to the pending third-party claims and cross-claims asserted by other potentially responsible parties. The settlement will be subject to certain standard limited re-openers. The settlement is in the process of being documented and will be subject to approval of the Court.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1996 for a description of a remedial investigation of a property owned by the Company in West Nyack, New York. The Company estimates that the remediation related to the contamination of soils for the West Nyack site will cost approximately $1.5 million. This amount has been deferred in the Company's financial statements as approved by the May 3, 1996 NYPSC Order. In addition, the New York State Department of Environmental Conservation will separately address the potential remediation related to groundwater contamination at a later date. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and to Item 5, Other Events, in the Company's Current Report on Form 8-K dated March 25, 1997, for a description of the New York Public Service Commission ("NYPSC") Competitive Opportunities Proceeding (Case Nos. 94-E-0952 and 96-E-0900), and a Settlement Agreement entered into on March 25, 1997 between the Company and the Staff of the NYPSC in Case No. 96-E-0900 and to
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q Quarterly Report for a description of the Administrative Law Judge's recommended decision in this proceeding issued on July 2, 1997. The Company is unable to predict the outcome the NYPSC proceeding or its effect on the Company's consolidated financial position or results of operations.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a description of the New Jersey Board of Public Utilities ("NJBPU") Energy Master Plan proceedings and to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q Quarterly Report for a description of the April 30, 1997 NJBPU Order Adopting and Releasing Final Report in its Energy Master Plan Phase II Proceeding to Investigate the Future Structure of the Electric Power Industry (Docket No. EX94120585Y) and the filing made by the Company's subsidiary, Rockland Electric Company on July 15, 1997 in response thereto. It is not possible to predict the outcome of the NJBPU proceeding or its effect on the Company's consolidated financial position or results of operations.

Reference is made to Item 2, Management's Discussion and
Analysis of Financial Condition and Results of Operations, in this Form 10-Q Quarterly Report for a description of the June 5, 1997 NYPSC Order Requiring the Filing of Proposals to Ameliorate Gas Price Volatility and Requesting Comments
(Case 97-G-0600) and the filing made by the Company on August 4, 1997, in response thereto. It is not possible to predict the outcome of this proceeding or its effect on the Company's consolidated financial position or results of operations.

Item 5.  Other Information

On August 8, 1997, the Company issued a press release announcing the departure of the Company's President and Chief Operating Officer. A copy of the press release is attached as an Exhibit to this Form 10-Q Quarterly Report and is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     +10.11 Officers' Supplemental Retirement Plan, as amended and restated on June 5, 1997 effective July 1,
             1997.

     +10.20  Orange and Rockland Utilities, Inc. Post Director
             Service Retainer Continuation Program, as amended on June 5, 1997 and restated effective July 1,
             1997.

     +10.40 Long-Term Performance Share Unit Plan as amended effective July 1, 1997.

     +10.48  Eligible Employees' Insurance Program, effective
             July 1, 1997.

      99.6   Press Release dated August 8, 1997.

     + Denotes executive compensatory plans and arrangements.

(b)  Reports on Form 8-K

     On June 17, 1997, the Company filed a Current Report on Form
     8-K dated June 17, 1997 relating to a press release of the Company dated June 17, 1997.

     On July 1, 1997, the Company filed a Current Report on Form
     8-K dated July 1, 1997 relating to a press release of the Company dated July 1, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ORANGE AND ROCKLAND UTILITIES, INC.
                                          (Registrant)



Date: August 8, 1997          By ROBERT J. McBENNETT
                                 Robert J. McBennett
                                 Treasurer





Date: August 8, 1997          By EDWARD M. McKENNA
                                 Edward M. McKenna
                                 Controller

                                SIGNATURES