Form 10-Q
period 1997-09-30
ORANGE & ROCKLAND UTILITIES INC
filed 1997-11-13
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

 Common Stock - $5 Par Value               13,654,859 shares
           (Class)               (Outstanding at October 31, 1997)

                        TABLE OF CONTENTS



                                                          Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited) at
          September 30, 1997 and December 31, 1996          1

          Consolidated Statements of Income (Unaudited)
          for the three months and nine months ended
          September 30, 1997 and September 30, 1996         3

          Consolidated Cash Flow Statements (Unaudited)
          for the nine months ended September 30, 1997
          and September 30, 1996                            5

          Notes to Consolidated Financial Statements        6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                24

ITEM 6.   Exhibits and Reports on Form 8-K                 27

Signatures                                                 28

                       PART I.  FINANCIAL INFORMATION

Item I.   Financial Statements

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                                   Assets
                                                   September 30, December 31,
                                                        1997         1996
                                                     (Thousands of Dollars)
Utility Plant:
Electric                                            $1,036,481   $1,023,796
Gas                                                    229,207      219,712
Common                                                  62,348       59,589
  Utility Plant in Service                           1,328,036    1,303,097
Less accumulated depreciation                          466,100      440,333
  Net Utility Plant in Service                         861,936      862,764
Construction work in progress                           58,323       36,879
  Net Utility Plant                                    920,259      899,643

Non-utility Property:
Non-utility property                                    11,702       17,818
Less accumulated depreciation, depletion
  and amortization                                       1,078        2,344
  Net Non-utility Property                              10,624       15,474

Current Assets:
Cash and cash equivalents                                2,985        3,321
Temporary cash investments                                   -        1,289
Customer accounts receivable, less allowance for
  uncollectible accounts of $2,391 and $2,391           57,237       60,992
Accrued utility revenue                                 14,587       22,773
Other accounts receivable, less allowance for
  uncollectible accounts of $303 and $258                9,004        7,648
Materials and supplies (at average cost)                38,452       35,595
Prepaid property taxes                                  32,547       20,051
Prepayments and other current assets                    34,000       21,540
  Total Current Assets                                 188,812      173,209

Deferred Debits:
Income tax recoverable in future rates                  74,187       74,198
Deferred revenue taxes                                  12,697       14,271
Deferred pension and other postretirement benefits       9,580        9,922
IPP settlements                                         16,655       24,065
Unamortized debt expense (amortized over term
  of securities)                                        10,617       10,046
Other deferred debits                                   27,588       37,072
  Total Deferred Debits                                151,324      169,574

     Total                                          $1,271,019   $1,257,900

The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                       Capitalization and Liabilities

                                                    September 30, December 31,
                                                         1997        1996
                                                      (Thousands of Dollars)
Capitalization:
Common stock (13,654,752 & 13,654,121 shares
  outstanding)                                        $  68,274  $  68,271
Premium on capital stock                                133,627    133,616
Capital stock expense                                    (6,111)    (6,097)
Retained earnings                                       182,029    192,060
  Total                                                 377,819    387,850
Non-redeemable preferred stock (428,443 shares
  outstanding)                                           42,844     42,844
Non-redeemable cumulative preference stock
  (11,746 and 12,180 shares outstanding)                    383        397
  Total Non-Redeemable Stock                             43,227     43,241
Long-term debt                                          276,642    281,622
  Total Capitalization                                  697,688    712,713

Non-current Liabilities:
Reserve for claims and damages                            4,130      3,843
Postretirement benefits                                  15,014     15,213
Pension costs                                            42,078     37,421
Obligations under capital leases                          1,681          -
  Total Non-current Liabilities                          62,903     56,477

Current Liabilities:
Notes payable and obligations due within one year       177,755    161,963
Accounts payable                                         82,360     67,449
Accrued Federal income and other taxes                    1,120      1,024
Refundable fuel and gas costs                             5,462      4,943
Refunds to customers                                      1,386      1,816
Other current liabilities                                29,446     35,800
  Total Current Liabilities                             297,529    272,995

Deferred Taxes and Other:
Deferred Federal income taxes                           190,140    185,156
Deferred investment tax credits                          14,697     15,292
Accrued IPP settlement agreements                             -      2,000
Accrued Order 636 transition costs                        1,340     11,620
Other deferred credits                                    5,810      7,983
  Total Deferred Taxes and Other                        211,987    222,051

Net Liabilities (Assets) of Discontinued
  Operations (Note 6 )                                      912     (6,336)

     Total                                           $1,271,019 $1,257,900

The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)

                                        Three Months          Nine Months
                                      Ended September 30,  Ended September 30,
                                       1997      1996         1997    1996
                                                (Thousands of Dollars)
Operating Revenues:
Electric                             $145,244 $144,506    $364,224 $373,297
Gas                                    14,364   15,589     117,415  125,681
  Total Utility Revenues              159,608  160,095     481,639  498,978
Diversified Activities                    120      433         602    1,108
  Total Operating Revenues            159,728  160,528     482,241  500,086

Operating Expenses:
Operations:
  Fuel used in electric production     25,149   21,615      53,332   41,816
  Electricity purchased for resale     14,568   14,719      47,428   58,946
  Gas purchased for resale              7,978    8,592      69,896   74,240
  Other expenses of operation          37,790   35,038     106,697  110,813
Maintenance                             8,724    8,400      26,711   26,842
Depreciation and amortization           8,871    9,164      27,087   23,054
Taxes other than income taxes          24,592   25,220      74,179   76,064
Federal income taxes                    8,315   10,954      18,707   22,003
  Total Operating Expenses            135,987  133,702     424,037  433,778

Income from Operations                 23,741   26,826      58,204   66,308

Other Income and (Deductions):
Allowance for other funds used during
  construction                             30        4          64       13
Investigation costs                       625     (200)     (2,765)  (1,000)
Other - net                               (88)      81         663   (2,228)
Taxes other than income taxes             (68)     (33)       (200)    (181)
Federal income taxes                       65       42       1,455      504
  Total Other Income and (Deductions)     564     (106)       (783)  (2,892)

Income Before Interest Charges         24,305   26,720      57,421   63,416

Interest Charges:
Interest on long-term debt              5,957    6,040      18,118   18,143
Other interest                          1,586    1,215       4,901    4,068
Amortization of debt premium, expense-net 412      366       1,221    1,097
Allowance for borrowed funds used
  during construction                    (347)    (118)       (740)    (393)
  Total Interest Charges                7,608    7,503      23,500   22,915

Income from Continuing Operations      16,697   19,217      33,921   40,501


                                 (continued)

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                                 (continued)
                                        Three Months          Nine Months
                                      Ended September 30,  Ended September 30,
                                       1997      1996         1997    1996
                                                (Thousands of Dollars)
Discontinued Operations (Note 6):
Loss from discontinued operations
   net of related income taxes              -     (541)     (6,738)    (950)
Estimated net loss on disposal of
  discontinued operations              (4,129)       -      (8,694)       -
  Loss with respect to
     discontinued operations           (4,129)    (541)    (15,432)    (950)

Net Income                             12,568   18,676      18,489   39,551

Dividends on preferred and preference
  stock, at required rates                700      755       2,099    2,268
Earnings applicable to common stock   $11,868  $17,921     $16,390  $37,283
Avg. number of common shares
  outstanding(000's)                   13,654   13,654      13,654   13,654

Earnings Per Average Common Share
   Outstanding:
Continuing Operations                   $1.17    $1.35       $2.33    $2.80
Discontinued Operations                     -     (.04)       (.49)    (.07)
Estimated net loss on disposal           (.30)       -        (.64)       -

   Total                                $ .87    $1.31       $1.20    $2.73

Dividends declared per common share
  outstanding                           $   -    $   -       $1.94    $1.94

The accompanying notes are an integral part of these statements.

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Cash Flow Statements (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                           1997        1996
                                                       (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                $18,489  $39,551
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                            26,751   24,658
  Deferred Federal income taxes                             4,637    5,504
  Deferred investment tax credit                             (595)    (607)
  Deferred and refundable fuel and gas costs                  519     (372)
  Allowance for funds used during construction               (804)    (406)
  Other non-cash charges                                    2,833    3,172
  Changes in certain current assets and liabilities:
     Accounts receivable (net) and accrued utility rev.    10,585    8,384
     Materials and supplies                                (2,857)  (3,533)
     Prepaid property taxes                               (12,496)  (8,536)
     Prepayments and other current assets                 (12,460)  (1,713)
     Operating accounts payable                            14,911   22,754
     Accrued Federal Income and other taxes                    96     (375)
     Accrued interest                                      (2,834)  (2,767)
     Refunds to customers                                    (430) (11,019)
     Other current liabilities                             (3,491)  (2,152)
  Discontinued operations                                   7,248    1,668
  Other-net                                                13,379  (10,785)
  Net Cash Provided from Operations                        63,481   63,426
Cash Flow from Investing Activities:
Additions to plant                                        (47,822) (31,938)
Temporary cash investments                                  1,289    1,335
Allowance for funds used during construction                  804      406
  Net Cash Used in Investing Activities                   (45,729) (30,197)
Cash Flow from Financing Activities:
Proceeds from:
  Issuance of long-term debt                               20,089       26
Retirements of:
  Preference and preferred stock                           (1,390)       -
  Long-term debt                                          (25,252)    (167)
  Capital lease obligations                                  (166)    (275)
Net borrowings (repayments) under
  short-term debt arrangements*                            17,180   (1,234)
Dividends on preferred and common stock                   (28,549) (28,687)
Net Cash Used in Financing Activities                     (18,088) (30,337)
Net Change in Cash and Cash Equivalents                      (336)   2,892
Cash and Cash Equivalents at Beginning of Period            3,321    3,189
Cash and Cash Equivalents at End of Period                $ 2,985  $ 6,081

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest, net of amounts capitalized                    $25,825  $24,088
  Federal income taxes                                    $10,000  $14,281
*Debt with maturities of 90 days or less.
The accompanying notes are an integral part of these statements.

      ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three month and nine month periods ended September 30, 1997 and 1996, and the consolidated cash flow statements for the nine month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments and the adjustments necessitated by the discontinued operations) necessary to fairly present the financial position and results of operations at September 30, 1997, and for all periods presented, have been made.
    The amounts in the consolidated balance sheet as of December 31, 1996 have been derived from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements, notes to consolidated financial statements and the management's discussion and analysis of financial condition and results of operations be read in conjunction with the consolidated financial statements, the review of the Company's results of operations and financial condition and the notes to consolidated financial statements included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All intercompany balances and transactions have been eliminated.

4. Contingencies at September 30, 1997 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1996 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1996 Form 10-K Annual Report, and in Item 3, Legal Proceedings of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996, except changes in the status of regulatory matters which are updated in
    Part I, Item 2 under the caption "Regulatory Activities" and the status of certain Legal Proceedings which are updated in
    Part II, Item I, "Legal Proceedings".

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

6. NORSTAR Management, Inc. ("NMI"), a wholly-owned indirect subsidiary of the Company sold certain of the assets of NORSTAR Energy Limited Partnership ("NORSTAR"), a natural gas services and marketing company of which NMI is the general partner. The assets sold consist primarily of customer contracts and accounts receivable. NMI is expected to wind up the remaining portion of the NORSTAR business prior to December 31, 1997. In accordance with Accounting Principles Board Opinion No. 30, the financial results for this segment are reported as "Discontinued Operations." The total losses related to discontinued operations were $(4,128,911) or $(0.30) per share for the quarter ended September 30, 1997 and $(540,814) or $(0.04) per share for the quarter ended September 30, 1996. The impact of NORSTAR as reported in "Discontinued Operations" is as follows:

                                 Three Months Ended Sept. 30,
                                      1997           1996

    Gross Revenue                 $         -     $55,723,001
    Cost and Expense                        -      57,345,980
    Loss Before Income Taxes                -      (1,622,979)
    Provision for Taxes                     -      (1,082,165)
    Loss from Discontinued
      Operations                            -        (540,814)
    Estimated Loss on Disposal
      (net of tax benefits
         of $1,934,301)            (4,128,911)              -
    Total Loss Related to
      Discontinued Operations     $(4,128,911)    $  (540,814)


                                 Sept. 30, 1997   Dec. 31, 1996
    Assets:
    Current Assets                $ 7,893,167    $ 49,515,807
    Fixed Assets                      295,479       1,532,565
    Other Assets                      643,736       2,416,712
    Total Assets                    8,832,382      53,465,084

    Liabilities:
    Current Liabilities             8,709,723      46,054,645
    Other Liabilities               1,034,966       1,073,987
    Net Liabilities (Assets)
      of Discontinued Operations  $   912,307    $ (6,336,452)

7. The Company experienced a major storm on April 1, 1997. On June 27, 1997, the Company filed a petition with the New York Public Service Commission ("NYPSC") to defer and recover the $2.8 million of incremental costs incurred in its New York service area during this event. The Company continues to defer these charges pending final resolution by the NYPSC.

8. Certain amounts from prior years have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations



Financial Condition:

                        Financial Performance

The Company's consolidated earnings per average common share outstanding from continuing operations for the third quarter of 1997 were $1.17 as compared to $1.35 for the third quarter of 1996. The Company's consolidated loss per average common share outstanding from discontinued operations for the third quarter of 1997 was $(0.30) as compared to $(0.04) for the third quarter of 1996. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding was 13.7 million for the third quarters of both 1997 and 1996.

The return from continuing operations on average common equity for the twelve months ended September 30, 1997 was 10.32% as compared to 11.49% for the twelve months ended September 30, 1996.


                 Capital Resources and Liquidity

At September 30, 1997, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $100.0 million. During October 1997, unsecured bank lines of credit were increased to $200 million. The Company may borrow under the lines of credit through the issuance of promissory notes to commercial banks or use such lines of credit to support fully commercial paper borrowings, which are issued through dealers. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the Company's aggregate lines of credit. Through September 30, 1997, such lines of credit were used to support fully the Company's commercial paper borrowing; however, during October the Company issued $78.0 million of promissory notes to banks to finance temporarily maturing issues of long-term debt, as described below. The Company's authority to issue promissory notes and commercial paper was increased by the Federal Energy Regulatory Commission, effective October 1, 1997 through September 30, 1999, to up to $200 million, at any one time outstanding, from $125 million at September 30, 1997. The average daily balance of short-term borrowings for the nine months ended September 30, 1997 amounted to $99.0 million at an effective interest rate of 5.8% as compared to $58.5 million at an effective interest rate of 5.7% for the same period of 1996. The average daily balance of temporary cash investments for the nine months ended September 30, 1997 was $0.9 million with an effective interest rate of 5.2% compared to $1.4 million at an effective interest rate of 5.1% for the same period of 1996.

The NYPSC has authorized the Company to issue up to 750,000 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan ("DRP") and its Employee Stock Purchase and Dividend Reinvestment Plan ("ESPP"). Under an option of the Company, however, common stock used to satisfy the requirements of the DRP and ESPP is being purchased on the open market.

On October 1, 1997 the Company's First Mortgage Bonds, Series I, 6 1/2% (the "Series I Bonds") in the principal amount of $23 million were repaid at maturity. The Series I Bonds were the final series of bonds outstanding under the Orange and Rockland Utilities, Inc. First Mortgage Indenture. The indenture under which the Company's debentures are issued contains a covenant restricting the issuance by the Company of secured indebtedness while any securities are outstanding under the debenture indenture. The covenant prohibits the Company from issuing additional bonds under the First Mortgage Indenture. In addition, on October 15, 1997 the Company's Debentures, Series B, 6 1/2% (the "Series B Debentures") in the principal amount of $55 million were repaid at maturity. Funds required for the repayment of the Series I Bonds and the Series B Debentures, which totaled $78 million, were provided by the issuance of promissory notes, pending the anticipated issuance by the Company of $80 million of debentures during the fourth quarter of 1997, the proceeds of which will be primarily used to repay such promissory notes.

On July 18, 1997, the Company filed a petition with the NYPSC for approval to repurchase up to 700,000 shares of its common stock and to issue up to $25 million of unsecured debt obligations. If the petition is approved, the Company will repurchase stock from time to time, not later than December 31, 1999 in the open market or through privately negotiated transactions. The proceeds of the debt issue will be used to provide funds for the common stock repurchase. The Company currently has no other plans for the issuance of additional debt or equity securities, with the exception of the expected issuance of debentures discussed above. It is expected that all other capital requirements will be met with funds from operations, supplemented with short-term debt as required.


                      Regulatory Activities

New York

On November 6, 1997, the Company, the New York State Department of Public Service (the "Staff") and other parties entered into, and filed with the NYPSC, an Electric Rate and Restructuring Plan (the "Restructuring Plan") in Case 96-E-0900, the NYPSC Competitive Opportunities Proceeding, which provides for the sale of all of its generating assets (i.e., all units at the Lovett and Bowline Generating Stations, hydro-electric facilities and gas turbines) and for lower electric rates. The Restructuring Plan supersedes the settlement agreement the Company entered into on March 25, 1997 with the Staff and other parties in this case. The NYPSC had found the March 25, 1997 settlement agreement unacceptable and on September 10, 1997, directed the Company, the Staff and other parties to resume negotiations to modify it. The Company anticipates that the Restructuring Plan will be addressed by the NYPSC on November 25, 1997.

Under the terms of the Restructuring Plan, which covers a four-year period commencing with NYPSC approval, the Company has agreed to commence immediately the process of auctioning all of its generating assets. The Company will not be a bidder in the auction. The Restructuring Plan provides that if the Company selects a winning bidder prior to May 1, 1999, the New York share of any net book gains associated with the sale are to be allocated between shareholders and customers on a 25/75 basis, respectively, and any net book losses are to be allocated between shareholders and customers on a 5/95 basis, respectively. If the Company selects a winning bidder on or after May 1, 1999, the New York share of the net book gains or losses associated with sale are to be allocated between shareholders and customers on a 20/80 basis, respectively. The Restructuring Plan further provides for a $20 million cap on the New York share of net book gains allocable to shareholders from the sale of generating assets. In addition, the terms of the Restructuring Plan permit the Company to defer and recover up to $7.5 million (New York electric share) of prudent and verifiable non-officer employee costs, such as retraining, outplacement, severance, early retirement and employee retention programs associated with the divestiture. Under the terms of the Restructuring Plan, the Company will be authorized to petition the NYPSC for recovery of employee costs in excess of $7.5 million.

In addition, the terms of the Restructuring Plan permit the Company to retain all earnings up to an 11.4% return on equity and further provide that earnings in excess of 11.4% are to be shared, with 75% to be used to offset NYPSC approved deferrals or otherwise inure to the Company's customers, and 25% to be retained by the Company's shareholders. The Restructuring Plan further provides that full retail access to a competitive energy and capacity market will be available for all customers by May 1, 1999. The Company's existing PowerPick(TM) Program, whereby customers can purchase energy (but not capacity) from suppliers other than the Company, would be expanded to all customers on May 1, 1998.

The Restructuring Plan also provides for electric price reductions of approximately $32.4 million over its four-year term and for recovery of above market generation costs should the transfer of title to the Company's generating assets not occur before May 1, 1999, through a Competitive Transition Charge (the "CTC"). Should a CTC be required, the Company would be authorized to recover the difference between its non-variable costs of generation, including 75% of fixed production labor expenses and property taxes, and the revenues, net of fuel and variable operating and maintenance ("O&M") expenses, derived from the operation of the Company's generating assets in a deregulated competitive market. If title to the generating assets has not transferred as of May 1, 2000, the CTC would be modified so as to allow a maximum recovery of only 65% of fixed production labor expenses and property taxes. The modified CTC would remain effective until the earlier of the date title to the generating assets is transferred or October 31, 2000. In the event title to the generating assets is not to be transferred by October 31, 2000, the Company would be authorized to petition the NYPSC for permission to continue a CTC until the date title to the generating assets is transferred. The CTC does not allow for the recovery of inflationary increases in non-fuel O&M production costs, property tax increases, wage rate increases, or increased costs associated with capital additions or changes in the costs of capital applicable to production costs.

The Restructuring Plan also provides that the Company and its utility subsidiaries are to apply to the appropriate regulatory authorities for the permission required to form a new holding company, which would be a registered holding company under the Public Utility Holding Company Act of 1935 (the "1935 Act"). The Company currently is an exempt holding company under the 1935 Act. The new holding company structure would provide for separate regulated electric distribution companies in the New York, New Jersey and Pennsylvania service territories, as well as an unregulated energy services company. The Company would continue as the New York regulated electric distribution company. The formation of the holding company is conditioned upon shareholder and regulatory approval, including approval of the Securities and Exchange Commission, the Federal Energy Regulatory Commission, the NYPSC, the New Jersey Board of Public Utilities and the Pennsylvania Public Utility Commission. The unregulated energy services company would be able to market electricity and unbundled energy services (e.g., metering) to wholesale and retail customers on a competitive basis using the Company's name without a royalty payment.

Reference is made to Exhibit 99.7 of this Form 10-Q Quarterly
Report which contains the full text of the Restructuring Plan.

It is not possible to predict whether the NYPSC will approve the Restructuring Plan in its present form, or with modifications, or to predict the outcome of the New York Competitive Opportunities proceeding or its effect on the Company's consolidated financial position or results of operations.

On June 5, 1997, the NYPSC issued an Order Requiring the Filing of Proposals to Ameliorate Gas Price Volatility and Requesting Comments in Case 97-G-0600, In the Matter of the Commission's Request for Gas Distribution Companies to Reduce Gas Cost Volatility and Provide for Alternative Gas Purchasing Mechanisms. Under the Order, gas utilities in New York were required to submit proposals for fixed price gas sales options to be available for use by all customers during the 1997-1998 heating season. In addition, the NYPSC directed the utilities to review their gas procurement practices and to develop an acquisition strategy to include a mix of purchase options comprised of, but not limited to, indices, spot purchases and financial transactions with a view toward fostering gas price stability.

On August 4, 1997, the Company filed a multi-part proposal in response to the NYPSC's Order. The proposal provided, in part, for the Company to use financial derivatives to hedge an unspecified portion of its gas supply portfolio for the upcoming winter with the costs associated with the hedging activity to be recovered by the Company through its gas adjustment clause. The proposal also included a new tariff which would allow the Company to negotiate the commodity price of gas with its larger customers. Pursuant to further direction of the NYPSC, the Company revised its proposal in this proceeding on September 26, 1997. The revised proposal provides for a five-month, fixed-price option to be available to firm sales customers for the 1997-1998 heating season. The fixed-price option will lock in only the commodity cost of gas. The option will be limited to ten percent of customers in each eligible customer class. By order issued October 7, 1997, the NYPSC provided that costs associated with any variations between gas utilized by customers electing the fixed price option and volumes locked in by the Company, to the extent prudently incurred, will be recoverable. The October
7 Order requires the Company to file tariff sheets implementing its fixed price option. The tariff sheets will become effective in November 1997 but will be subject to NYPSC review.

On September 4, 1997, the NYPSC issued a Notice Inviting Comments on Staff's Report in Case 97-G-1380, In the Matter of Issues Associated with the Future of the Natural Gas Industry and the Role of Local Gas Distribution Companies ("LDCs"). The Notice invites comments by November 20, 1997, on the Staff's Position Paper entitled "The Future of the Natural Gas Industry."

The primary conclusion of the Staff's Position Paper is that over the next five years, LDCs in New York should transition out of the business of selling gas. Staff believes that this action is necessary in order to encourage competition and provide gas customers with choice in the marketplace. The Position Paper sets forth Staff's recommendations towards accomplishing the goal of removing LDCs from the merchant function. In addition, the Paper identifies, discusses and requests comments on the following three impediments to LDCs terminating their gas merchant role: (1) upstream pipeline capacity held by LDCs; (2) the LDCs' supplier of last resort and obligation to serve responsibilities; and (3) system reliability and operational integrity issues.

The Company anticipates filing comments on the Position Paper by November 20, 1997. It is not possible to predict the outcome of this proceeding or its effect on the Company's consolidated financial position or results of operations.

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

On October 1, 1997, the ALJ issued a modified prehearing order in the Stranded Costs and Unbundled Rates Proceedings. Hearings will be held from February 24 through March 2, 1998, and initial and reply briefs will be due on March 13 and 27, 1998, respectively. The ALJ will issue his decision by May 15, 1998. The NJBPU has not yet established a hearing schedule for the Restructuring Proceeding.

The NJBPU has indicated that it will rule on these filings by October 1998. RECO's filing may be accepted or significantly modified by the NJBPU before becoming effective. The NYPSC's action with respect to the Restructuring Plan filed in the NYPSC Competitive Opportunities Proceeding, as described in this section under the caption "New York," could change RECO's filings. It is not possible to predict the outcome of the NJBPU proceeding or its effect on the Company's consolidated financial position or results of operations.

Pennsylvania

On September 30, 1997, in accordance with the requirements of the Pennsylvania Electricity Generation Customer Choice and Competition Act, the Company's subsidiary, Pike County Light & Power Company ("Pike"), submitted its restructuring filing to the Pennsylvania Public Utility Commission ("PPUC"). In this filing, Pike proposed that full retail competition be implemented for all customers by May 1, 1999. With the implementation of retail competition, Pike proposes to continue to serve as the "provider of last resort" for those consumers who do not choose an alternate provider, or whose alternate provider defaults. Pike proposed to remain a regulated transmission and distribution company within a registered holding company structure.

Pike also submitted proposed unbundled rates which separate the components of existing tariffs into production, transmission, distribution and customer cost categories.

It is expected that the PPUC will rule on Pike's restructuring filing by June 1998. Pike's filing may be accepted or significantly modified by the PPUC before becoming effective.
The NYPSC's action with respect to the Restructuring Plan filed in the NYPSC Competitive Opportunities Proceeding, as described in this section under the caption "New York," could change Pike's filings. It is not possible to predict the outcome of the PPUC proceeding; however, it is not expected that this proceeding will have a material effect on the Company's consolidated financial position or results of operations.


                      QUARTERLY COMPARISON

Results of Operations

The Company's total consolidated earnings per average common share outstanding for the third quarter of 1997 amounted to $0.87 per share as compared to $1.31 per share for the third quarter of 1996.


The majority of this quarter's decline resulted from the provision of additional losses for NORSTAR to dispose of its discontinued operations. In addition, earnings from continuing operations decreased as a result of a shift in the electric sales mix, resulting in lower margin, slightly offset by higher electric sales of 1.3 percent as well as increases in certain operating expense when compared with the same period a year ago.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $0.5 million. The timing of fuel cost recoveries had a negative effect on revenues in the third quarter of 1997 as compared to the same quarter of 1996.

Electric operating revenues during the current quarter were $145.2 million as compared to $144.5 million for the third quarter of 1996, an increase of $0.7 million. This increase was the result of higher fuel cost recoveries, slightly higher sales and higher sales to other utilities.

Actual total sales of electric energy to retail customers during the third quarter of 1997 were 1,298,466 megawatt hours ("Mwh"), compared with 1,281,021 Mwh during the comparable period a year ago. Revenues associated with these sales were $141.2 million during the current quarter compared to $141.9 million during the third quarter of 1996. This decrease in revenue is attributable to changes in the sales mix offset by higher fuel cost recoveries and slightly higher sales. Sales to other utilities for the third quarter of 1997 amounted to 124,585 Mwh with revenues of $2.8 million compared to 84,258 Mwh and revenues of $1.6 million in 1996. Revenue from these sales are primarily a recovery of costs, and under the applicable tariff regulations, have a minimal impact on earnings.

Gas operating revenues during the quarter were $14.4 million compared to $15.6 million for the third quarter of 1996, a decrease of $1.2 million. This decrease is primarily the result of the timing of fuel cost recoveries.


Gas sales to firm customers during the third quarter of 1997 totaled 1,566 million cubic feet ("Mmcf"), compared with 1,563 Mmcf during the same period a year ago. Gas revenues from firm customers were $10.8 million, compared with $11.7 million in the third quarter of 1996. Interruptible gas sales were 802 Mmcf for the third quarter of 1997 compared to 773 Mmcf for the same period of 1996. Revenues from interruptible customers were $2.7 million for the third quarters of both 1997 and 1996.

Fuel, Purchased Electricity and Purchased Gas Costs

The cost of fuel used in the production of electricity and purchased electricity costs increased by $3.4 million during the third quarter of 1997 when compared to the same quarter of 1996. This increase reflects higher volumes of fuel and purchased power to satisfy increased demand (including sales for resale), offset slightly by a decrease in the cost of fuel.

Purchased gas costs amounted to $8.0 million in the third quarter of 1997 compared to $8.6 million in 1996, a decrease of $0.6 million. This decrease in gas costs is primarily attributable to lower commodity prices for gas, partially offset by an increase in the volume of gas purchased.

Other Operating and Maintenance Expenses

The Company's total operating expenses excluding fuel, purchased power and gas purchased for resale for the third quarter decreased by $0.5 million compared with the same period in 1996. Utility operating expenses decreased $0.6 million, offset by an increase in diversified operations expenses of $0.1 million.

The decrease in utility operating expenses is primarily the result of reductions in payroll taxes, property taxes and sales taxes of $0.3 million, reductions in revenue taxes of $0.3 million, lower depreciation and amortization of $0.3 million and lower Federal income tax expense of $2.6 million. These decreases were offset by increases in other operation and maintenance expenses of $2.9 million.


Diversified Activities

The Company's diversified activities, excluding the discontinued gas marketing operations, consist of energy related services and business ventures and land development businesses conducted through wholly-owned non-utility subsidiaries.

Revenues from continuing diversified activities decreased by $313,000 for the third quarter of 1997 as compared to the same quarter of 1996.

The estimated net loss provision to dispose of the discontinued operations of NORSTAR is $(4.1) million or $(0.30) per average common share outstanding during the third quarter of 1997 compared to an operating loss of $(0.5) million or $(0.04) per share during the third quarter of 1996.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $0.6 million during the third quarter of 1997 when compared to the same quarter of 1996. This is primarily the result of lower investigation charges.


                     YEAR TO DATE COMPARISON

Results of Operations

Earnings per average common share outstanding from continuing operations for the first nine months of 1997 amounted to $2.33 per share as compared to $2.80 per share for the first nine months of 1996. The loss per average common share outstanding from discontinued operations for the first nine months of 1997 amounted to $(1.13) per share as compared to $(0.07) per share for the first nine months of 1996. The Company's combined total consolidated earnings per average common share outstanding for the first nine months of 1997 were $1.20 as compared to $2.73 for the first nine months of 1996.

The majority of the decline in earnings for the first nine months of 1997 resulted from the operating losses incurred by NORSTAR's gas marketing activities and the estimated loss to dispose of NORSTAR's discontinued operations.

The nine-month decrease in earnings from continuing operations is primarily the result of lower revenue on a slightly higher level of electric sales, lower gas sales and revenue, and the recognition of the balance of costs associated with the arbitration settlement with the Company's former Chief Executive
Officer in February 1997.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $17.3 million in the first nine months of 1997 as compared to the same period of 1996.

Electric operating revenues during the current nine-month period were $364.2 million as compared to $373.3 million for the first nine months of 1996, a decrease of $9.1 million. This decrease is primarily the result of base rate reductions and the timing of fuel cost recoveries.

Actual total sales of electric energy to retail customers during the first nine months of 1997 were 3,522,642 Mwh, compared with 3,513,678 Mwh during the comparable period a year ago. Electric revenues associated with these sales were $356.8 million compared to $361.9 million during the first nine months of 1996 a decrease of $5.1 million. This decrease is attributable to reductions in base rates, changes in the sales mix and the timing of fuel cost recoveries. Sales to other utilities for the first nine months of 1997 amounted to 222,098 Mwh with revenues of $5.0 million compared to 155,922 Mwh and $2.6 million in 1996. Revenue from these sales is primarily a recovery of costs, which under the applicable tariff regulations, has a minimal impact on earnings.

Gas operating revenues during the first nine months were $117.4 million compared to $125.7 million for the first nine months of 1996, a decrease of $8.3 million. Revenues were decreased by lower gas cost recoveries and lower sales volumes from a mild winter.

Gas sales to firm customers during the first nine months of 1997 totaled 13,643 Mmcf, compared with 14,675 Mmcf during the same period a year ago. Gas revenues from firm customers were $104.5 million, compared with $109.8 million in the first nine months of 1996.

Fuel, Purchased Electricity and Purchased Gas Costs

The cost of fuel used in the production of electricity and purchased electricity costs remained level during the first nine months of 1997 when compared to the same period of 1996. A decrease in the commodity cost of fuel and purchased power was offset by increased demand.

Purchased gas costs for utility operations were $69.9 million in the first nine months of 1997 compared to $74.2 million in 1996, a decrease of $4.3 million. This decrease in gas costs is attributable to the lower volume of gas purchased for resale and lower commodity prices.

Other Operating and Maintenance Expenses

The Company's total operating expenses, excluding fuel, purchased power and gas purchased for resale for the first nine months decreased by $5.4 million compared with the same period in 1996. The decrease in expenses associated with utility operating expenses amounted to $6.4 million. Diversified operation and maintenance expenses increased $1.0 million.

The decrease in utility operating expenses is primarily the result of the reduction in the amortization of recoverable IPP costs of $6.5 million and a decrease in payroll taxes, property taxes and sales taxes of $0.8 million, reductions in revenue taxes of $1.2 million and Federal income tax of $3.0 million, offset by an increase in other operating and maintenance expenses of $1.0 million and an increase in depreciation of $4.1 million. The increase in depreciation is primarily the result of a regulatory adjustment made during 1996 which resulted in a reduction, in that year, in depreciation expense.

Diversified Activities

Revenues from diversified activities decreased by $506,000 for the first nine months of 1997 as compared to the same period of 1996. Revenues for 1996 have been restated to exclude the discontinued operations and estimated loss on disposal of NORSTAR.

The net loss resulting from the discontinued operations of NORSTAR amounted to $(15.4) million or $(1.13) per average common share outstanding during the first nine months of 1997 compared to a loss of $(1.0) million or $(0.07) per share during the same period in 1996.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $1.5 million during the first nine months of 1997 when compared to the same period of 1996. The increase reflects the impact of the reversals of previously deferred balances implemented as part of the May 3, 1996 NYPSC Order issued by the NYPSC in cases 95-E-0491 and 93-G-0779 which, among other things, provided for the elimination of substantially all of the expense reconciliation items under the previously mandated Revenue Decoupling Mechanism. Partially offsetting the increase is higher investigation costs associated with an arbitration settlement, signed in February 1997, with a former Chief Executive Officer and higher interest expense on short term debt.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and to Part II, Item I, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, for a description of litigation entitled Town of Wallkill and State of New York v. Tesa Tape, Inc., et al. On September 18, 1997, the parties reached a global settlement of the above case. As part of that global settlement, the Company's settlement amount was increased from $125,000 to $135,000. The Court has formally approved the Consent Decree incorporating the Company's settlement(which, except for the increased settlement amount, contains the provisions described in Item I, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and to Part II, Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, for a description of a remedial investigation of a property owned by the Company in West Nyack, New York. On or about August 28, 1997, the New York State Department of Environmental Conservation ("NYSDEC") issued a Proposed Remedial Action Plan ("PRAP") which, inter alia, approved a Feasibility Study Report submitted by the Company in November 1996 and proposed a remedy for clean-up of the soil contamination at the site. A public meeting was held on September 9, 1997 to discuss the PRAP, and the deadline for submission of written comments to the NYSDEC was September 29, 1997 (no comments were submitted to the NYSDEC). The NYSDEC has issued a Record of Decision ("ROD"), dated October 20, 1997, which provides for the removal and off-site disposal of soils contaminated with polychlorinated biphenyls and other petroleum-related contaminants, as well as the post-remedial monitoring of groundwater. The Company and the NYSDEC are negotiating a Consent Order to implement the clean-up provided for by the ROD. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for a description of a petition filed by the Company, the six other New York State investor-owned electric utilities, and the Energy Association of New York State ("Petitioners") in the New York State Supreme Court pursuant to Article 78 of the New York Civil Practice Law and Rules challenging the NYPSC's May 20, 1996 Order in the Competitive Opportunities Proceeding, NYPSC Case 94-E-0952. On or about October 31, 1997, the Supreme Court of the State of New York, Appellate Division, Third Department, granted the Petitioners' motion for an extension of time to perfect the appeal for a period of six months through and including
March 24, 1998.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, for a description of the NYPSC Competitive Opportunities Proceeding (Case Nos. 94-E-0952 and 96-E-0900). Reference is also made to the earlier discussion in this Form 10-Q Quarterly Report under the caption "Regulatory Activities" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, concerning the Rate and Restructuring Plan entered into by the Company, the Staff and other parties and filed with the NYPSC on November 6, 1997 in the NYPSC Competitive Opportunities Proceeding. The Company is unable to predict the outcome of this regulatory proceeding or the effect on the Company's consolidated financial position or results of operations.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and in this Form 10-Q Quarterly Report, for a description of the New Jersey Board of Public Utilities ("NJBPU") Energy Master Plan proceedings and RECO's filing on July 15, 1997 of a Restructuring Plan, a Stranded Costs Proposal and Proposed Unbundled Rates. Reference is also made to the earlier discussion in this Form 10-Q Quarterly Report under the caption "Regulatory

Activities" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, concerning the Rate and Restructuring Plan entered into by the Company, the Staff and other parties and filed with the NYPSC on November 6, 1997 in the NYPSC Competitive Opportunities Proceeding. Depending upon the NYPSC's action with respect to the Restructuring Plan, RECO may be required to amend its July 15, 1997 Restructuring Plan, Stranded Cost proposal and Unbundled Rates filings. It is not possible to predict the outcome of the NJBPU proceeding or its effect on the Company's consolidated financial position or results of operations.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q Quarterly Report, for a description of the Pennsylvania Electricity Generation Customer Choice and Competition Act and the September 30, 1997 Submission by Pike County Light & Power Company ("Pike") to the Pennsylvania Public Utility Commission ("PPUC") of its restructuring filing. Reference is also made to the earlier discussion in this Form 10-Q Quarterly Report under the caption "Regulatory Activities" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, concerning the Rate and Restructuring Plan entered into by the Company, the Staff and other parties and filed with the NYPSC on November 6, 1997 in the NYPSC Competitive Opportunities Proceeding. Depending upon the NYPSC's action with respect to the Restructuring Plan, Pike may be required to amend its restructuring filing. It is not possible to predict the outcome of the PPUC proceeding, however, it is not expected that this proceeding will have a material effect on the Company's consolidated financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

        +10.49    Agreement and General Release dated
                  August 27, 1997 between Orange and Rockland
                  Utilities, Inc. and Larry S. Brodsky.

          99.7 Settlement Agreement dated November 6, 1997 among the Registrant, the New York State Department of Public Service, the New York State Department of Economic Development, the National Association of Energy Service Companies, the Joint Supporters, the Industrial Energy Users Association, Independent Power Producers of New York, Inc. and Pace Energy Project in Case 96-E-0900 - In the Matter of Orange and Rockland Utilities, Inc.'s Plans for Electric Rate/ Restructuring Pursuant to Opinion No. 96-12.

             + Denotes executive compensatory plans and arrangements.

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




                              ORANGE AND ROCKLAND UTILITIES, INC.
                                          (Registrant)



Date: November 12, 1997       By ROBERT J. McBENNETT
                                 Robert J. McBennett
                                 Treasurer





Date: November 12, 1997       By EDWARD M. McKENNA
                                 Edward M. McKenna
                                 Controller