Form 10-K405
period 1997-12-31
ORANGE & ROCKLAND UTILITIES INC
filed 1998-03-06
CIK 74778

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

       X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

At February 28, 1998, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $592,748,071*.

At February 28, 1998, the registrant had 13,518,690 shares of Common Stock ($5 par value) outstanding.

Documents incorporated by reference:

       Annual Report to Shareholders for the year ended December 31, 1997 incorporated in Part I, Part II and Part IV to the extent described therein.

       The Company's definitive Proxy Statement in connection with the 1998 Annual Meeting of Common Shareholders incorporated in Part III to the extent described therein.

* For purposes of this calculation, it is assumed that only directors and officers of the registrant are affiliates of the registrant.

                                TABLE OF CONTENTS
PART I.                                                                     PAGE
ITEM 1.          Business
                 General Development of Business                             1
                 Financial Information about Industry Segments               1
                 Narrative Description of Business:                          2
                     Principal Business                                      2
                     Electric Operations                                     2
                     Gas Operations                                         10
                     Diversified Activities                                 13
                     Construction Program and Financing                     14
                     Regulatory Matters                                     16
                     Utility Industry Risk Factors and Competition          18
                     Environmental Matters                                  19
                     Research and Development                               23
                     Franchises                                             23
                     Employee Relations                                     24
ITEM 2.          Properties                                                 25
ITEM 3.          Legal Proceedings                                          28
ITEM 4.          Submission of Matters to a Vote of Security Holders        41

Executive Officers of the Registrant                                        42

PART II.
ITEM 5.          Market for the Registrant's Common Equity and
                     Related Stockholder Matters                            44
ITEM 6.          Selected Financial Data                                    44
ITEM 7.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    45
ITEM 8.          Financial Statements and Supplementary Data                45
ITEM 9.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                    45

PART III.
ITEM 10.         Directors and Executive Officers of the Registrant         45
ITEM 11.         Executive Compensation                                     45
ITEM 12.         Security Ownership of Certain Beneficial Owners
                     and Management                                         45
ITEM 13.         Certain Relationships and Related Transactions             45

PART IV.
ITEM 14.         Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                    46

Signatures                                                                  55
Report of Independent Public Accountants on Financial
  Statement Schedules                                                       57
Consent of Independent Public Accountants                                   57

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

The Company has two wholly-owned utility subsidiaries, Rockland Electric Company ("RECO"), a New Jersey corporation, and Pike County Light & Power Company ("Pike"), a Pennsylvania corporation. The Company has two wholly-owned active non-utility subsidiaries, Clove Development Corporation ("Clove"), a New York corporation and O&R Development, Inc. ("ORD"), a Delaware corporation. RECO has two wholly-owned non-utility subsidiaries, Saddle River Holdings, Corp. ("SRH") and Enserve Holdings, Inc. ("Enserve"), both Delaware corporations. Enserve has two wholly-owned non-utility subsidiaries, Palisades Energy Services, Inc. ("Palisades") and Compass Resources, Inc. ("Compass") and a wholly-owned non-utility subsidiary, NORSTAR Holdings, Inc. ("NHI"), all Delaware corporations. NHI has two wholly-owned non-utility subsidiaries, NORSTAR Management, Inc. ("NMI"), and Millbrook Holdings, Inc. ("Millbrook"), both Delaware corporations. NMI is the sole general partner of a Delaware limited partnership, NORSTAR Energy Limited Partnership ("NORSTAR Partnership"), of which NHI is the sole limited partner. The NORSTAR Partnership is the majority owner of NORSTAR Energy Pipeline Company, LLC ("NORSTAR LLC"), a Delaware limited liability company. The business of the non-utility subsidiaries are described under the subheading "Diversified Activities" in this Item 1.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

Consolidated financial information regarding the Company's principal business segments, Electric Operations, Gas Operations and Diversified Activities is contained in Note 13 of the Notes to Consolidated Financial Statements on page 29 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

As of December 31, 1997, the Company and its utility subsidiaries furnished electric service to approximately 269,000 customers in 96 communities with an estimated population of 681,000 and gas service to approximately 114,000 customers in 57 communities with an estimated population of 482,000. There were no significant changes in either the population of the Company's service territory or in the number of customers served in 1997. At December 31, 1996, electric service was provided to approximately 266,000 customers in 96 communities with an estimated population of 676,000 and gas service was provided to approximately 113,000 customers in 57 communities with an estimated population of 478,000. At December 31, 1997 and 1996, 95% of the Company's residential gas customers used gas as their major heating fuel. While the territory served is predominantly residential, the Company and its utility subsidiaries also serve a number of commercial and industrial customers in diversified lines of business activities from which significant electric and gas revenues are derived. No single customer accounts for more than 10% of either gas or electric revenue. The business of the Company and its utility subsidiaries is seasonal to the extent that sales of electricity are higher during the summer, mainly due to air conditioning requirements, and sales of gas are greater in the winter months, primarily as a result of heating requirements.

ELECTRIC OPERATIONS

Sale of Generating Assets. The electric operations of the Company and its utility subsidiaries have historically included the traditional, vertically integrated utility services of production, transmission and distribution of electricity. The Company currently supplies substantially all of the electric power needs of customers in its retail electric franchise areas in the three states in which the Company and its utility subsidiaries operate. The electricity required to supply such demand is either produced at the Company's generating plants or purchased by the Company for distribution to its customers. In addition, the Company has historically provided related utility services such as customer accounting and billing activities, meter reading and customer services.

As a result of efforts at the Federal and state levels to increase competition in the electric utility industry, the nature of the Company's electric operations will change. The primary change is the planned sale by the Company of its electric production assets. On November 6, 1997, in response to the competitive initiatives undertaken by the New York State Public Commission (the "NYPSC"), the Company filed its Electric Rate and Restructuring Plan (the "Restructuring Plan") in Case 96-E-0900 with the NYPSC. The Restructuring Plan, which was subsequently approved by the NYPSC by its Orders dated November 26 and December 31, 1997, provides, among other things, for the sale by auction of all of the Company's generating assets. The NYPSC's November 26, 1997 order approving the Restructuring Plan provided that, subject to certain other conditions, the Company could participate as a bidder in the auction of its generating assets. The Company elected not to participate as a bidder in this auction, and on December 11, 1997, distributed its Preliminary Divestiture Plan to the NYPSC staff and the other parties in Case 96-E-0900. After reviewing comments submitted by the NYPSC and other parties on its Preliminary Divestiture Plan, on February 3, 1998 the Company filed its Final Divestiture Plan with the NYPSC.

As a result of the foregoing, the following description of the Company's electric operations should be read in conjunction with disclosures regarding the competitive initiatives at the Federal and state level, the filings made by the Company and its utility subsidiaries regarding these initiatives, and the anticipated effect that these initiatives will have on the future operations of the Company and its utility subsidiaries. Such disclosure is contained in Item 3, Legal Proceedings, of this Form 10-K under the captions "Restructuring Litigation" and "Regulatory Matters - Competition" and in the 1997 Annual Report to Shareholders, in Note 4 and in Note 12 under the caption "Restructuring Litigation" of the Notes to Consolidated Financial Statements on pages 23 and 28, respectively, which information is incorporated by reference in this Form 10-K Annual Report.

Generating Capacity and Purchased Power. As described more fully in Item 2 of this Form 10-K Annual Report under the subheading "Electric Generating Facilities," the nameplate capacity of the Company's plants provides the Company with a net generating capacity of 981 megawatts ("Mw") in the summer and 993 Mw in the winter. Additionally, the Company purchases capacity, as more fully described below, to satisfy its reserve requirements, as well as any demand in excess of its installed capacity. The electric energy which RECO and Pike distribute to their customers is supplied by the Company. The maximum historical one-hour demand for the Company and its utility subsidiaries occurred on July 15, 1997 and was 1,143 Mw.

In addition to the energy produced at its generating facilities, the Company, through various transmission interconnections, purchases both capacity and energy when needed to meet load and reserve requirements and also when such power is available at a price lower than the Company's cost of production. The Company maintains transmission interconnections with Central Hudson Gas and Electric Corporation ("Central Hudson"), Public Service Electric and Gas Company ("PSE&G") and Consolidated Edison Company of New York, Inc. ("Con Ed"). Through these interconnections, and as a member of the New York Power Pool ("NYPP"), the Company can exchange power directly with the above utilities and, through the facilities of other members of the NYPP, the Company can exchange power with all members of the NYPP and with utilities in pools in neighboring states. In addition, members of the NYPP are able to coordinate inter-utility transfers of bulk power in order to achieve economy and efficiency, cooperate in long range planning of generation and transmission facilities and coordinate inter-utility operating and emergency procedures to assure reliable, adequate and economic electric service throughout the state. Through the NYPP control center, the Company is able to purchase power in order to optimize its generation-interchange mix, using the lowest cost energy available to the Company in the interconnected system.

On January 31, 1997, the Company, in conjunction with the other seven member systems of the NYPP, filed tariffs with the Federal Energy Regulatory Commission ("FERC") seeking to establish an Independent System Operator ("ISO") and related institutions which would replace the NYPP. The ISO structure is intended to foster a fully competitive market in New York State by facilitating a more efficient electricity market and by providing for a visible spot energy market as well as a state-wide locational pricing mechanism and an associated transmission congestion pricing mechanism. On December 19, 1997 a supplemental filing was made with the FERC which provides for a revised governance structure with an ISO board comprised of individuals unaffiliated with the member systems or any other market participant.

The contemplated ISO structure, if approved by the FERC, would provide enhanced operating efficiencies regarding the transfer of power between power producers and power purchasers. The primary economic difference between the existing NYPP structure and the ISO structure will be the move from the current cost-based rates to a market-based rate structure for pricing power transactions. Power producers seeking to sell power through the ISO would have their power dispatched based on price, with the least expensive power being dispatched first, and the price of power at any location would be the lowest price generation that is the next available for dispatch. Regional operating problems, such as load pockets and transmission constraints, would be addressed through a locational marginal pricing mechanism. While the Company and the other members of the NYPP have requested that the FERC act expeditiously on the filing, the Company cannot predict either the timetable or the outcome of this proceeding.

During 1997, the Company had agreements in place for both capacity and energy purchases. Capacity purchases included an agreement with PSE&G which provided 100 Mw of winter capacity and 175 Mw of summer capacity, an agreement with the New York Power Authority ("NYPA") for 25 Mw of year-round capacity from the Blenheim-Gilboa pumped storage facility (the "Gilboa Facility") and an agreement with North American Energy Conservation, Inc. ("NAEC") which provided for 100 Mw of capacity in the winter capability period and 150 Mw during the summer capability period.

With regard to energy, the Company purchased approximately 47% of its energy requirements during 1997. These purchases, which were made primarily through short-term purchase agreements and interchange agreements, were primarily economy transactions made in the interest of lowering costs to the Company's customers. This is demonstrated by the fact that the Company's installed generating capability for the 1997 summer capability period could have provided over 86% of the Company's energy requirements at the time of the Company's peak demand. The use of purchased power under these circumstances reflects the Company's policy of supplementing its electric generation with purchased power not only when needed to meet load requirements but also when such power is available at a cost lower than the cost of production.

Information regarding future power supply, particularly the status of capacity purchase contracts with Independent Power Producers and Qualifying Facilities, is contained under the caption "Future Energy Supply and Demand" in this Item 1. Reference is also made to the information contained under the caption "Utility Industry Risk Factors and Competition" in this Item 1.

Fuel Supply. The Company's 981 Mw summer generating nameplate capacity rating is available from the following fuel sources:

                                                      COAL,
                                       OIL             OIL                                  GAS
    PLANT                             & GAS           & GAS              HYDRO            TURBINE          TOTAL
----------------------------------------------------------------------------------------------------------------
                                                    (MEGAWATTS)
Lovett Plant
   Unit 3                             63.0                                                                  63.0
   Units 4 & 5                                         399.6                                               399.6

Hydro Plants
   Swinging Bridge
   Mongaup, Rio and
   Grahamsville                                                          43.8                               43.8

Gas Turbine Plants
   Hillburn and
   Shoemaker                                                                               74.0             74.0

Bowline Point Plant
   Units 1 & 2                       400.6                                                                 400.6
                                     -----             -----            -----             -----            -----
                                     463.6             399.6             43.8              74.0            981.0
                                     =====             =====            =====             =====            =====

* For a description of the Company's generating plants, see Electric Generating Facilities" in Item 2 of this Form 10-K Annual Report.

The Company's principal generating plants use natural gas, coal, or oil as their primary fuels. This tri-fuel strategy enables the Company to control, to some extent, the risks associated with one of the most volatile components of electric production costs based on relative fuel prices and fuel availability. In addition, the Company's fuel strategy has enabled it to reduce its dependence on oil through the use of coal as the primary fuel for the Lovett Plant's two largest generating units and incorporates economy power purchases from other systems when such purchases are less expensive than generation. There are, however, certain factors which affect fuel price and availability which are beyond the control of the Company. These factors include the domestic and international fuel supply situation, environmental regulations, conservation measures and the availability of alternative fuels.

Electricity available for sale is provided through a mix of Company generation by various fuel types, supplemented by purchased power when such power is available at a price lower than the price of generation or is needed to meet load requirements. Details for the years 1993 through 1997 are as follows:

                                        1993            1994           1995           1996            1997
                                        ----            ----           ----           ----            ----
         Gas                              16%             23%            23%             8%             14%
         Coal                             33              36             27             33              34
         Oil                               5               6              7              1               2
         Hydro                             4               3              3              4               3
         Purchased Power                  42              32             40             54              47
                                          --             ---            ---            ---             ---

              Total                      100%            100%           100%           100%            100%
                                         ===             ===            ===            ===             ===

Gas - Natural gas is used as fuel for electric generation at the Company's Lovett and Bowline Point Plants and at the Hillburn and Shoemaker Gas Turbine Plants when it is available and economic. Substantially all of the gas used in electric generation is acquired through spot market purchases. During 1997, gas was the predominant fuel burned at the Bowline Point Plant. The Company expects to use natural gas in the Bowline Point Plant and the Lovett Plant during 1998, whenever such gas is more economical than alternative fuels. In 1997, the Company used 3.0 billion cubic feet ("Bcf") and 4.3 Bcf of gas at the Lovett Plant and the Bowline Point Plant, respectively.

Coal - The low sulfur coal (1.0 lbs - SO2 per million British Thermal Unit ("MMBTU")) used in Lovett Plant Units 4 and 5 is supplied to the Company primarily through a long term contract with Massey Coal Sales Company, Inc. Under this contract, the Company maintains the ability to purchase alternative fuel in place of coal whenever it is in its best interest to do so. The coal burned in the Lovett Plant is low in ash (typically 8%) and high in BTU content (26 MMBTU's per ton). During 1997 coal was the predominant fuel burned at the Lovett Plant, and the Company expects it to be the predominant fuel burned during 1998. Information regarding the Company's coal supply contract is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Coal Supply Contracts" on page 27 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Oil - The Company has the ability to burn oil at all of the generating units at the Lovett Plant and the Bowline Point Plant. The Company purchased no oil for its Lovett Plant in 1997 and does not anticipate purchasing any significant quantity of oil for the Plant in 1998. Con Ed supplies #6 oil (0.37% maximum sulfur content by weight) to the Bowline Point Plant under a contract between it and the Company. Pursuant to that contract, Con Ed has also agreed to provide a backup oil supply for the Company's Lovett Plant under certain conditions.

Hydro - Water for the operation of the Company's Mongaup River Hydro Plants is controlled by the Company through the ownership of the necessary land in fee or through easements. In the case of the Company's Grahamsville Hydro Plant, water is obtained under contract with the City of New York Board of Water Supply. This contract, which expires in 2005, entitles the Company to 8.1 Bcf of free water each year. In 1997, the total amount of water used was 19.0 Bcf. Of this total,
10.9 Bcf was billed at varying rates based on an average cost of all fuels used in power generation.

Purchased Power - The Company's practice regarding purchased power is to supplement the Company's electric generation by purchasing both capacity and energy when needed to meet load and reserve requirements and also when such power is available at a price lower than the cost of production. Details regarding purchased power arrangements are contained under the captions "Generating Capacity and Purchased Power" and "Future Energy Supply and Demand" in this Item 1.

Additional information regarding fuel and purchased power costs, including a description of the fuel adjustment clauses contained in the Company's tariff schedules, is contained in the 1997 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Electric Energy Costs" on page 14 and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Fuel Costs" on page 21, which information is incorporated by reference in this Form 10-K Annual Report.

Future Energy Supply and Demand. The Company continues to be committed to meeting customer energy needs by providing reliable energy service at the lowest prudent cost and in an environmentally sound manner. The transition to a competitive business environment will affect the traditional vertically integrated utility structure and will necessitate changes in the way the Company's customers provide for their power needs. As a result, this section should be read in conjunction with the disclosures regarding competition in the electric utility industry, which can be found in this Form 10-K Annual Report in
Item 1 under the captions "Sale of Generating Assets," and "Utility Industry Risk Factors and Competition" and in Item 3, Legal Proceedings, under the captions "Restructuring Litigation" and "Regulatory Matters - Competition."

The Company has responded to the changes that have occurred in the utility industry and has incorporated a significant number of conservation and demand reduction alternatives as well as purchased power into its energy strategy. The Company's Demand Side Management ("DSM") program involves efforts to control electric peak demand and energy usage, and addresses the need to improve plant utilization by making customer demand more complementary, over time, to the available capacity. DSM programs are available to all market segments. Through December 31, 1997, DSM efforts have reduced the annual need for increased energy of 250,000 Mwh through programs administered by the Company and by RECO as well as through contracts with outside energy service companies pursuant to a competitive bidding program. The costs of DSM programs are recoverable on a current basis in both the New York and New Jersey service territories. Additional information regarding the recovery of DSM costs is contained under the caption "Other Utility Operating Expenses and Taxes" in the "Review of the Company's Results of Operations and Financial Condition" on page 15 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. With regard to the status of the Company's public policy programs such as DSM in the move to a competitive utility environment, the Company's Restructuring Plan, as approved by the NYPSC, provides for a nonbypassable System Benefits Charge ("SBC") which will be used to collect the costs of public policy programs. The NYPSC may appoint a state-wide third-party administrator to administer the SBC funded programs, although the establishment of such a state-wide administrator will not preempt program funding for commitments made by the Company prior to the approval of the Restructuring Plan.

The Company's Supply Side Management program involves the acquisition of future increments of capacity and energy as needed to meet anticipated load and reserve requirements and, in particular, to reduce the cost of electricity to the Company's customers. With regard to future purchases of capacity, contracts are in place with the NYPA, NAEC and PSE&G. The NYPA agreement for firm purchases from the Gilboa Facility, which provides for 25 Mw of year-round capacity, will be in effect through April 2015. The agreement with NAEC will provide capacity ranging between 100 Mw and 150 Mw through October 1998, and includes an option for the Company to extend the contract through October 2001. In addition, a firm purchased power agreement with PSE&G will provide between 100 Mw and 200 Mw of capacity during the contract term which extends through October 2000. At the option of the Company, additional capacity purchases are available throughout the term of the PSE&G contract which, together with the firm contract capacity, would bring the total capacity available under the PSE&G contract to between 300 Mw and 400 Mw. Information regarding future payments under capacity purchase contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Power Purchase Agreements" on page 27 of the 1997 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Regarding future purchases of energy, the Company's contract with NAEC provides for a minimum of 1.3 million megawatt hours of firm economy purchases during the winter capability periods beginning with the 1995/1996 period and ending with October 1998. In addition, the Company will continue to seek opportunities to secure economical increments of purchased power, particularly through interchange transactions, short-term firm contracts and spot purchases.

During 1994 and 1995, the Company negotiated termination agreements with three independent power producers scheduled to provide capacity and energy to the Company in the late 1990's. The costs associated with the termination of these contracts have been approved for recovery by the NYPSC and the New Jersey Board of Public Utilities ("NJBPU"). Information regarding these costs is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Other Utility Operating Expenses and Taxes" and in Note 1 of the Notes to Consolidated Financial Statements under the caption "IPP Settlement Agreements" on pages 15 and 22 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

GAS OPERATIONS

The Company distributes purchased natural gas, supplemented at times of peak load by gas produced in its propane air gas plants.

As of December 31, 1997, the gas distribution system included 1,758 miles of mains. The highest historical maximum firm daily gas sendout of 206,038 thousand cubic feet ("Mcf") occurred on January 19, 1994. The maximum firm daily sendout during 1997 occurred on January 18 and amounted to 177,395 Mcf.

Competitive Initiatives. As a result of initiatives at both the Federal and state level to foster competition in the gas utility industry, the nature of the gas operations of local gas distribution companies ("LDCs"), such as the Company, has undergone certain changes, and it is expected that additional changes will occur. At the Federal level, the FERC issued Order 636 in 1992, which was aimed at increasing competition on interstate natural gas pipelines. A detailed discussion of competitive initiatives at the Federal level, including the impact on the Company of FERC Order 636, is contained in Item 3, Legal Proceeding of this Form 10-K under the caption "Regulatory Matters - Competition." At the state level, the NYPSC, by its orders issued in March and September 1996, approved gas utility restructuring plans designed to open local natural gas markets to competition by allowing residential and small commercial customers of LDCs to purchase gas from a variety of sources other than the franchised local utility company. A detailed discussion of competitive initiatives at the state level is contained in Item 3, Legal Proceedings of this Form 10-K under the caption "Regulatory Matters - Competition." Accordingly, the following description of the Company's gas operations should be read in conjunction with disclosures regarding regulatory competitive initiatives contained elsewhere in this Form 10-K Annual Report. Additional disclosures are contained in the 1997 Annual Report to Shareholders as follows: in the "Review of the Company's Results of Operations and Financial Condition" on page 12 under the headings "Rate Activities, New York -Gas" and on page 14 under the heading "Gas Energy Costs," as well as in Note 12, of the Notes to Consolidated Financial Statements under the heading "Gas Supply and Storage Contracts" on page 27, which material is incorporated by reference in this Form 10-K Annual Report.

Supply, Transportation and Storage. The Company has firm, long-term gas supply contracts with seven gas producers. Together these contracts account for all of the Company's firm gas requirements and include a contract with a Canadian producer which accounts for approximately 28% of firm contracted supply and expires in the year 2002. Contracts for the remaining 72% of the Company's firm gas supply have been executed with six domestic producers. Three of these contracts are scheduled to expire in 1998. Replacement gas supplies will be negotiated, consistent with the Company's firm gas requirements. The remainder have expiration dates ranging between 1999 and 2010. All of the gas supply contracts contain options for renewal and certain of the agreements contain "re-opener" provisions which allow the Company to modify price and operating terms under certain conditions.

In addition to its long-term contracted supply sources, the Company purchases spot gas from producers primarily for the Company's use in electric generation. During 1997, the Company made spot purchases of approximately 13.7 million Mcf of gas or 34% of the total gas supply.

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

In addition to the gas supply contracts, the Company has provided for the transportation of gas through firm, long-term transportation agreements with four major pipeline companies: Tennessee Gas Pipeline Company ("Tennessee"), Columbia Gas Transmission Corporation ("Columbia"), Algonquin Gas Transmission Company ("Algonquin") and Texas Eastern Transmission Corporation ("Texas Eastern"). The transportation agreements with one of these pipelines will expire during November 2000. Transportation contracts with the other three pipeline companies have expiration dates from 2004 through 2012. The Company also has entered into interruptible transportation agreements with the same pipeline companies. All transportation contracts contain options for renewal.

With regard to gas storage, the Company also has long-term gas storage contract arrangements with Tennessee, Columbia and Texas Eastern. The earliest expiration date of any of these storage contracts is 2000 and all storage contracts contain options for renewal.

As noted earlier, the Company's maximum firm daily sendout of gas occurred during January 1994 and amounted to 206,038 Mcf. This compares to the maximum daily firm gas delivery capability of 225,839

Mcf which is available from the following sources: direct purchases - 118,471 Mcf; storage withdrawals - 76,768 Mcf; and Company manufactured gas - 30,600 Mcf.

Additional information regarding gas supply and gas storage contracts is contained in Note 12 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 27 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Transportation for Others. The Company provides firm and interruptible gas transportation services for end users in its service territory who elect to obtain their own direct gas supplies. During 1997, approximately 4.5 Bcf of gas was transported for such end users.

Pipeline Capacity and Off-System Sales. As a result of the provisions of FERC Orders 636 and 63, and in conjunction with the NYPSC Order in Case 92-G-0050, the Company has marketed excess pipeline transmission capacity and has retained certain profit levels attributable to both the marketed capacity and to off-system gas sales. Information regarding these items is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Gas Sales and Revenues" on page 14 of the 1997 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Take-or-Pay Surcharge Costs and FERC Order No. 636 Transition Costs. As a result of a 1987 FERC order, as well as other legal and regulatory actions since that time, the Company has deferred certain gas supplier take-or-pay costs. A settlement with the NYPSC in Case 88-G-062 granted the Company full recovery of its take-or-pay liability over an amortization period which extends to March 1999.

In addition, certain costs incurred by gas pipeline companies in complying with FERC Order No. 636 have been approved, by the FERC, for allocation to distribution companies, including the Company. It is currently estimated that the Company's obligation related to Order No. 636 transition costs will amount to $28.6 million, of which $27.3 million has been paid through December 31, 1997.

Information regarding take-or-pay charges and FERC Order No. 636 transition costs, including the recoverability of these costs under the Company's rate structure, is contained under the caption "Gas Energy Costs" in the "Review of the Company's Results of Operations and Financial Condition" and in Note 1 of the Notes to the Consolidated Financial Statements under the caption "Rate Regulation" on pages 14 and 21, respectively, of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Item 3, "Legal Proceedings," of this Form 10-K Annual Report under the caption "Regulatory Matters - Competition."

DIVERSIFIED ACTIVITIES

Both the Company and RECO have certain non-utility subsidiaries which, at December 31, 1997, were engaged in energy services ventures and land development. The Company's Consolidated Financial Statements, which are incorporated in this Form 10-K Annual Report by reference to the Company's 1997 Annual Report to Shareholders, include the results of operations of all diversified activities, including the activities of the gas marketing business which has been discontinued and, as such, are reported on the Company's consolidated financial statements as "Discontinued Operations." With the exception of the discontinued gas marketing operations, neither the assets of the non-regulated businesses nor the continued operation of the non-regulated business lines are material to the operations of the Company. For these reasons, the disclosure related to the Company's ongoing diversified activities, as prescribed by Regulation S-K, has, with few exceptions, been omitted from other sections of this Form 10-K Annual Report.

Capital contributions to the non-utility subsidiaries by the Company and RECO are borne by the Company's shareholders. Any profits, losses, or tax savings from investments in non-utility subsidiaries accrue to such shareholders and are not included in the cost of service for ratemaking purposes. A description of the non-utility subsidiaries of the Company and RECO follows.

Saddle River Holdings Corp. SRH, a wholly-owned subsidiary of RECO, was established for the purpose of investing in non-utility business ventures. NMI, an indirect subsidiary of SRH which was engaged in natural gas marketing, has discontinued all gas marketing activities and is winding-up the remaining portion of the gas marketing business. NMI is the sole general partner of NORSTAR Partnership, of which NHI is the sole limited partner and Shell NORSTAR Inc., a wholly-owned subsidiary of Shell Gas Trading Company, was a limited partner until August 20, 1997. The NORSTAR Partnership is the majority owner of NORSTAR LLC. Additional information regarding the discontinued gas marketing operations, including its effect on the Company's consolidated financial position and results of operations, is contained in the 1997 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Conditions" beginning on page 13 under the captions "Discontinued Operations," "Financial Performance" and "Results of Operations" which information is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Note 3 of the Notes to Consolidated Financial Statements on page 23 of the 1997 Annual Report to Shareholders, which information is also incorporated by reference in this Form 10-K Annual Report.

Millbrook, a subsidiary of NHI, leases approximately twelve acres of non-utility real estate in Morris County, New Jersey, pursuant to a renewable ten-year leasehold agreement. In 1997, Millbrook secured an option to purchase the leased property, or otherwise arrange for the transfer or sale of the property, including Millbrook's leasehold interest, to a third party under an arrangement that would defer payment until a third party sale is completed.

Enserve Holdings, Inc. Enserve, a wholly-owned subsidiary of RECO, was formed during 1997 to hold investments in energy-related ventures. Enserve has one wholly-owned active subsidiary, Palisades, formerly a subsidiary of SRH which began active business operations during 1997. Palisades' business plan call for it to market a variety of energy services, including energy audits, performance contracting, operations contracting and energy consulting.

Clove Development Corporation. Clove, a wholly-owned subsidiary of the Company, holds approximately 5,200 acres of real estate, located primarily in the Mongaup Valley region of Sullivan County, New York. Historically, Clove's revenues have been derived primarily from the sale of timber and sand, property rentals and periodic sales of land.

Certain portions of Clove's property lend themselves to recreational development. Two small subdivisions have been developed and substantially sold off. A third development, Lakeside Forest at Swinging Bridge, is being marketed.

O&R Development, Inc. ORD, a wholly-owned subsidiary of the Company, was established to promote industrial and corporate development within the Company's service territory by providing improved sites and buildings. ORD owns Interchange Commerce Center ("ICC Project"), a 250 acre tract of land in Orange County, New York, which is being marketed for sale. The ICC Project has governmental approvals for the development of 2.7 million square feet of light industrial, office, warehouse and retail space. Approximately 2,000 linear feet of street and utilities have been installed, and one building owned by ORD, is fully leased.

Additional information regarding the non-utility subsidiaries of the Company and of RECO is contained in the 1997 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as follows: in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 13 under the captions "Discontinued Operations," "Financial Performance," "Results of Operations" and "Diversified Activities;" and in the Notes to Consolidated Financial Statements beginning on page 21 in
Note 1 under the captions "Principles of Consolidation," in Note 3, and in Note 13.

CONSTRUCTION PROGRAM AND FINANCING

Construction Program. The construction expenditures, excluding allowance for funds used during construction, of the Company and its utility subsidiaries for 1998 are estimated at approximately $51.0 million, which consist primarily of routine projects for capital replacements or system betterments and do not include any additions to generating capacity. The Company's construction program is under continuous review and the estimated construction expenditures are, therefore, subject to periodic revision to reflect, among other things, changes in energy demands, economic conditions, environmental regulations, changes in the timing of construction activities, the level of internally generated funds and other modifications to the construction program.

Information regarding the Company's construction program is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and under the caption "Construction Program" in Note 12 of the Notes to Consolidated Financial Statements on pages 15 and 27 respectively, of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

At December 31, 1997, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $167 million. Effective January 1, 1998, such lines were reduced to $140 million. Commercial paper borrowings, which are supported by such credit lines, amounted to $130.4 million at year end. Additional information regarding the Company's short-term debt position is contained in Note 8 of the Notes to Consolidated Financial Statements on page 25 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

The financing activities of the Company and its utility subsidiaries during 1997 consisted of the redemption of one series of preferred stock, a debt refinancing, refunding of certain debt maturities and the repurchase of Company common stock. In addition, during January 1998, the Company entered into a Credit Agreement for up to $25 million, the proceeds of which will be used to provide funds for the repurchase of Company common stock. Information regarding these activities is found in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Liquidity and Capital Resources" on page 15 of the 1997 Annual Report to Shareholders as well as in Note 6, and Note 7 in the Notes to Consolidated Financial Statements beginning on page 24 of the 1997 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Neither the Company nor its utility subsidiaries have any plans at the present time for additional external financing other than securities issued for debt refinancing purposes and to provide funds for the repurchase of Company common stock. It is expected that all other capital requirements will be met primarily with internally generated funds, supplemented with short-term debt as required.

Information regarding certain financial statistics of the Company is contained under the caption "Financial Statistics" on page 32 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Credit Ratings. The current ratings of the Company's principal securities and its commercial paper are as follows:

                                               MOODY'S            STANDARD             DUFF AND PHELPS
                                             INVESTOR'S           & POOR'S                 CREDIT
                                            SERVICE, INC.           CORP.              RATING COMPANY
                                            -------------           -----              --------------

Pollution Control Bonds                        A3                    A-                      A-
Unsecured Debt                                 A3                    A-                      A-
Preferred Stock                                baa1                  BBB+                    BBB+
Commercial Paper                               P-2                   A-2                     D-1-

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

REGULATORY MATTERS

A description of the general character of rate regulation and its effect on the financial statements of the Company and its utility subsidiaries, including a disclosure of the Company's regulatory assets, is contained in Note 1 of the Notes to Consolidated Financial Statements under the caption "Rate Regulation" on page 21 of the 1997 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

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

Competitive Proceedings. Regulatory agencies at the Federal level as well as the three states in which the Company has retail electric and gas franchises are currently evaluating changes in regulatory and rate-making practices designed to promote increased competition consistent with safety, reliability and affordability standards. Depending on future developments in this area, the Company's market share and profit margins will become subject to competitive pressures in addition to regulatory constraints with respect to both its electric and gas operations. A discussion of the current Federal and state competitive initiatives with respect to electric and gas operations is contained in Item 3, Legal Proceedings, of this Form 10-K under the captions "Restructuring Litigation" and "Regulatory Matters - Competition." Reference is also made to the 1997 Annual Report to Shareholders in the Notes to Financial Statements on page 23 in Note 4 and on page 27 in Note 12 under the captions "Gas Supply and Storage Contracts" and "Legal Proceedings - Restructuring Litigation" which material is incorporated by reference to this Form 10-K Annual Report.

Current Rate Activities. Information regarding recent electric and gas rate activities of the Company and its utility subsidiaries is contained in Item 3, Legal Proceedings, of this Form 10-K under the caption "Regulatory Matters - Rate Activities."

UTILITY INDUSTRY RISK FACTORS AND COMPETITION

The electric and gas utility industry is exposed to many of the general business and financial risks which affect all industries on a local, national or international level. It is also exposed to business and financial risks that are particular to the provision of utility services and to operating a business in a changing regulated environment. In particular, the industry is exposed to risks relating to, among other things, increasing competition in the wholesale power markets and a move to competition in the retail sector; uncertainties regarding the transition mechanisms, both operating and financial, as the industry moves to deregulation, including the potential for stranded, or non-recoverable costs; increases in fuel costs and uncertainties as to fuel supplies; numerous environmental restrictions, including potential liabilities for environmental matters; regulatory constraints, including the timing and adequacy of rate relief; increases in the cost of, and delays in, construction in an industry which is fixed-asset intensive; the attraction of capital in an industry which is capital intensive; the effects of energy conservation and weather related sales fluctuations, both of which have the potential of causing revenue erosion; and the requirement to provide for growth in demand for energy services.

In addition, there are competitive factors present in the electric and gas industry which affect utility companies in varying degrees. Among these are the use by interruptible or dual-fuel customers of lower priced alternative fuels; the establishment of municipal distribution agencies; the ability of gas producers to sell gas directly to end users, usually through an independent gas marketer; the presence of cogenerating systems, small power producers and independent power producers; and the increasing interest in, and research on, the development of energy sources other than those now in use. In addition, regulatory agencies in the states in which the Company has retail electric and gas franchises are currently evaluating, and have implemented, changes in regulatory and ratemaking practices designed to promote increased competition. Depending on future development in this area, the Company's market share and profit margins are expected to become subject to competitive pressures in addition to regulatory constraints.

As the electric and gas industries move to increased competition and potential deregulation, the Company has taken an active role in the competitive opportunities proceedings in the states in which it operates and has worked extensively with industry groups and the NYPP in designing the future framework for the utility industry. With regard to such proceedings in New York State, the NYPSC approved the Company's Restructuring Plan during 1997. The Restructuring Plan provides the framework for the transition to a competitive market for the Company's electric operations. The Restructuring Plan provides for the sale of the Company's generation assets and includes provisions for mitigating the risk of loss on the sale of such assets.

As a result of the approval of the Restructuring Plan by the NYPSC, certain aspects of risk associated with the transition to a competitive electric market have been mitigated. Information regarding the competitive initiatives undertaken at the Federal and state levels with regard to the Company's electric and gas utility operations is contained in Item 3, Legal Proceedings of this Form 10-K under the captions "Restructuring Litigation" and "Regulatory Matters Competition." Reference is also made to the 1997 Annual Report to Shareholders in the Notes to Consolidated Financial Statements beginning on page 23 in Note 4 and Note 12 under the captions "Gas Supply and Storage Contracts" and "Legal Proceedings - Restructuring Litigation," which information is incorporated by reference in this Form 10-K Annual Report.

The Company is committed to managing the risks which are present in the changing utility environment. Included in this strategy are the maintenance of low construction and operating budgets and avoiding external financing. The Company's tri-fuel strategy provides flexibility regarding fuel availability and pricing and the continuance of fuel clause adjustment mechanisms in the rate structures of the Company and its utility subsidiaries assures fuel cost recovery on a current basis. With regard to future power supply, the Company will continue to utilize competitive bidding procedures to mitigate the risks associated with the Company's purchase of both electric capacity and energy, particularly with regard to prudency determinations and cost recovery, and to maintain sufficient power supply to meet the growth in demand.

In addition, rate procedures which are in effect for the Company's New York gas operations have the effect of mitigating certain risks related to the effect of weather on the Company's gas sales. Information concerning the gas weather normalization adjustment is contained under the caption "Gas Sales and Revenues" in the "Review of the Company's Results of Operations and Financial Condition" on page 14 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the caption "Future Energy Supply and Demand" in this Item 1.

The problems associated with nuclear energy have not affected the Company as it has no operating nuclear plants nor any under construction, and has no plans for future participation in nuclear projects.

ENVIRONMENTAL MATTERS

The Company is subject to regulation by Federal, state, county and, to some extent, local authorities with respect to the environmental effects of its operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. In connection with such regulation, various permits are required with respect to the Company's facilities. The sale by the Company of its electric generating facilities, pursuant to the Restructuring Plan, will impact the extent to which the Company remains subject to the environmental regulations discussed below. Generally, the principal environmental areas and requirements to which the Company is subject are as follows:

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

The Bowline Point generating station currently operates under a SPDES permit which expired on October 1, 1992. This permit remains in effect since a permit renewal application was filed within the statutory deadline for renewal application. The Company is now proceeding with the State Environmental Quality Review Act ("SEQRA") process as part of the permit renewal procedure. The SEQRA process, and the resulting delay in issuance of a new permit to the Company, has had no practical impact on the operation of the Bowline Point generating station.

The Company entered into a settlement with the United States Environmental Protection Agency ("EPA") and others that relieved the Company for at least 10 years from a regulatory agency requirement that, in effect, would have required that cooling towers be installed at the Bowline Point generating station. In return, the Company agreed to certain plant modifications, operating restrictions and other measures. This settlement expired in May 1991. Pursuant to an Interim Agreement between the Company, the NYSDEC and others, as well as a Consent Order, including extensions to the Consent Order, by which the Company agreed to certain operating limitations and biological monitoring requirements, the Bowline Point plant has continued to operate without cooling tower installation. The most recent extension of the Consent Order expired on February 28, 1998. The parties are currently negotiating another extension of the Consent Order. During the negotiation process, the Company will continue to abide by the operating limitations and biological monitoring requirements set forth in the Consent Order.

Air Quality. Under the Federal Clean Air Act ("Clean Air Act"), the EPA has promulgated national primary and secondary air quality standards for certain pollutants, including sulfur oxides, particulate matter and nitrogen oxides. The NYSDEC has adopted, and the EPA has approved, the New York State Implementation Plan ("SIP") for the attainment, maintenance and enforcement of these standards. In order to comply with the SIP, the Company burns #6 fuel oil with a 0.37% maximum sulfur content by weight at its Lovett and Bowline Point generating stations.

Pursuant to the SIP, the Company is governed by the following limitations when it is burning coal at Lovett Units 4 and 5: if one unit is burning, the Company may emit sulfur dioxide at a rate not to exceed 1.5 lb./MMBTU, and if two units are burning, the Company may emit sulfur dioxide at a rate not to exceed 1.0 lb./MMBTU per unit.

The SIP provides a mechanism for air emissions fee billing pursuant to Title V of the Clean Air Act. The owners of Title V sources in New York State, which sources include the Company's Lovett and Bowline Point Plants and the Shoemaker and Hillburn Gas Turbines are required to pay an emission fee based upon actual air emissions reported to NYSDEC at a rate of approximately $28 per ton of air emissions. In 1997, the Company paid approximately $327,500 in such emission fees, approximately $25,700 of which was recovered from Con Ed pursuant to the Bowline Point Plant operating agreement. In 1998, this emission fee will be based on 1997 air emissions at a rate established by the NYSDEC not to exceed $50 per ton.

The Clean Air Act Amendments of 1990 could restrict the Company's ability to meet increased electric energy demand after the year 2000 or could substantially increase the cost to meet such demand. The Company has spent approximately $28.7 million to comply with the Reasonably Available Control Technology ("RACT") Phase I emissions limitations for nitrogen oxide established by the NYSDEC to achieve ozone attainment. New York and eleven other member states of the Ozone Transport Commission have entered into a Memorandum of Understanding which calls for the states to adopt more stringent nitrogen oxide emissions limits for Phases II and III reductions. Phases II and III are to take effect in 1999 and 2003, respectively. The NYSDEC will propose regulations that will establish an annual NOx allocation program during the ozone season (May - September) to limit emissions. The Company does not anticipate incurring additional capital costs to comply with these requirements.

The EPA finalized, during July 1997, new national ambient air quality standards for ozone and particulate matter. The Company will continue to assess the impact of the Clean Air Act Amendments of 1990 and new ozone and particulate matter standards on its power generating operations as additional regulations implementing these Amendments and standards are promulgated.

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

The Company has, from time to time, received process or notice of claims under Superfund or similar state statutes relating to sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, by a large number of other potentially responsible parties) were disposed of. Similar claims may be asserted from time to time hereafter, involving additional sites. Typically, many months, and sometimes years, are required to determine fully the probable magnitude of the cleanup costs for a site, the extent, if any, of the Company's responsibility, the number and responsibility of other parties involved, the financial ability of the other parties to pay their proportionate share of any costs, and the probable ultimate liability exposure, if any, of the Company. This process is still under way at most of the sites of which the Company has notice, and the costs at some of these sites may be substantial. The Company does not believe that certain proceedings will have a material effect on the Company, while as to others, the Company is unable at this time to estimate what, if any, costs it will incur.

Information concerning certain Superfund claims involving the Company is included in Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

Environmental Expenditures. The Company's environmental expenditures amounted to approximately $16 million in 1997.

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

Information concerning environmental issues and their potential effect on the Company's operations is included in Note 12 of the Notes to Consolidated Financial Statements under the captions "Environmental Litigation" and "Environmental" beginning on page 28 of the 1997 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as well as in Item 3 "Legal Proceedings" of this Form 10-K Annual Report.

RESEARCH AND DEVELOPMENT

The Company supports research and development agencies involved in utility research, provides funds for joint utility research projects and conducts its own internal program. Research and development expenditures amounted to approximately $2.4 million in 1997, $2.6 million in 1996 and $2.9 million in 1995.

The Company provides support to national agencies such as the Electric Power Research Institute and the Gas Research Institute. At the state level, the Company supports Empire State Electric Energy Research Corporation, the New York State Energy Research and Development Authority and the New York Gas Group Research, Development and Demonstration Committee.

The Company's internal research and development program includes projects which seek improvement of transmission and distribution systems, mitigation of environmental impacts of electric power generation, and enhancement of the value of electric energy for customers. Current projects include an evaluation of the performance characteristics of underground distribution cable, Year 2000 compliance solutions, alternative methods to reduce fish impingement at power plants, small business electrotechnologies studies, and submetering system development. Additional information regarding the Company's Year 2000 compliance strategy is contained on page 16 of the 1997 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Year 2000 Compliance," which information is incorporated by reference in this Form 10-K Annual Report.

FRANCHISES

The Company and its utility subsidiaries, RECO and Pike, have municipal consents or franchises, together with their corporate or charter powers, which give each of them the right to carry on their respective operations in the territories served. The municipal consents or franchises held by the Company and its utility subsidiaries are not exclusive. In certain municipalities, the areas served by the Company, RECO and Pike are limited either by the terms of the consents or franchises or by order of the NYPSC, the NJBPU, or the PAPUC, respectively. Under the present provisions of the State laws of New York, New Jersey and Pennsylvania, no other private corporation can commence public utility operations in any part of the territories now served by the Company, RECO or Pike, respectively, without obtaining a certificate of public convenience and necessity from the applicable State utility commission.

A certificate of public convenience and necessity would not be required with respect to a municipality furnishing electric or gas service within its borders under the present provisions of the State laws of New York, New Jersey or Pennsylvania. Municipal corporations, upon compliance with the State laws of New York, New Jersey or Pennsylvania, as applicable, are authorized to acquire the public utility service of any public utility company by purchase or by condemnation. The Company does not expect any municipal corporation to acquire the public utility service of the Company or its utility subsidiaries through either purchase or condemnation.

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

As discussed in Item 3, Legal Proceedings, of this Form 10-K under the caption "Regulatory Matters - Competition," efforts are underway in New York, New Jersey and Pennsylvania to restructure the electric utility industry and allow customers to purchase energy and capacity from suppliers other than the Company, RECO or Pike, respectively. The Company, RECO and Pike all have proposed to open their franchise service territories to full retail competition by May 1, 1999. Unless otherwise ordered by the respective state utility commissions, the Company, RECO and Pike will remain the provider of last resort of energy and capacity and will remain the electric distribution company in their respective franchise territories.

EMPLOYEE RELATIONS

At December 31, 1997, the Company had 1,473 full-time employees and 36 part-time employees. The Company considers its relationship with its employees to be satisfactory. The current contract with Local 503 of the International Brotherhood of Electrical Workers ("IBEW") representing 862 production, maintenance, commercial and service employees of the Company became effective June 1, 1997 and expires June 1, 2000. This contract does not cover supervisory employees.

The Company's Restructuring Plan, as approved by the NYPSC includes, among other things, the sale of the Company's electric generating assets. The Company expects that the sale of such assets will result in reductions in the Company's workforce. The Company has agreed to provide career management, outplacement services and certain benefits to affected management employees. Any changes affecting bargaining unit employees must be negotiated with the IBEW. Information regarding the separation of employees and the recovery of employee costs associated with the divestiture is included in Item 3, Legal Proceedings, of this Form 10-K under the caption "Regulatory Matters - Competition," as well as in the 1997 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 16 under the caption "Other Developments - SFAS 88," which information is incorporated by reference in this Form 10-K Annual Report.

The Company's utility subsidiaries, RECO and Pike, have no employees other than officers. All services are performed for the utility subsidiaries by employees of the Company pursuant to Joint Operating Agreements approved by the NJBPU and the PAPUC, through which the Company is reimbursed for these services. Several employees of the Company provide managerial and clerical services for the non-utility subsidiaries of the Company and of RECO, the cost of which are either paid directly by the subsidiaries or are reimbursed to the Company through periodic billings. In addition, the non-utility subsidiaries, at December 31, 1997, had 11 full-time employees, none of whom were participants in the Company's various employee benefit plans or were covered by the Company's contract with the IBEW.


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

Sale of Generating Assets. The Restructuring Plan, as approved by the NYPSC, provides, among other things, for the sale by auction of all of the Company's generating assets. Information regarding the Restructuring Plan, including a description of the auction process and the disposition of any gain or loss on the sale of the generating assets, is contained in Item 3, Legal Proceedings, of this Form 10-K under the captions "Restructuring Litigation" and "Regulatory Matters - Competition," and in the Company's 1997 Annual Report to Shareholders in the Notes to Consolidated Financial Statements in Note 4 and in Note 12 under the caption "Legal Proceedings Restructuring Litigation" on pages 23 and 28, respectively, which information is incorporated by reference in this Form 10-K Annual Report.

Electric Generating Facilities. The Company's generating plants, all of which are located in New York State, are as follows:

                                                                      MAXIMUM
                                                                      SUMMER           PERCENT          NET Mwh
                                                                      NET Mw          OF TOTAL         GENERATED
PLANT NAME                    UNITS       ENERGY SOURCE              CAPACITY         CAPACITY          IN 1997
------------------------------------------------------------------------------------------------------------------
Swinging Bridge,
 Mongaup & Rio                  8         Hydroelectric                 25.8             2.6%               39,192
Grahamsville                    1         Hydroelectric                 18.0             1.8               117,623
Hillburn                        1         Jet Fuel/Gas                  37.0             3.8                 1,674
Shoemaker                       1         Jet Fuel/Gas                  37.0             3.8                11,249
Lovett                          3         Coal/Oil/Gas                 462.6            47.2             2,172,765
Bowline Point                   2         Oil/Gas                      400.6(1)         40.8               527,096
                                                                       -----           -----             ---------
                                                                       981.0           100.0%            2,869,599
                                                                       =====           =====             =========

(1)      Company's share of maximum summer net megawatt capability.

Electric Transmission and Distribution Facilities. The Company and its utility subsidiaries own, in whole or in part, and operate overhead and underground transmission and distribution facilities which include 617 circuit miles of transmission lines, 77 substations, 86,153 in-service line transformers, 4,985 pole miles of overhead distribution lines and 2,347 miles of underground distribution lines. With the exception of the Grahamsville Substation, the electric transmission and distribution facilities of the Company and its utility subsidiaries are located within the Company's New York, New Jersey and Pennsylvania service territory, which is described under the caption "Principal Business" in Item 1 of this Form 10-K. The Bowline Substation and the related transmission facilities are jointly owned by the Company and Con Ed and are operated by the Company. The Ramapo Substation and certain related transmission facilities consist of property which is either owned by the Company, owned by Con Ed or jointly owned by the Company and Con Ed and which is operated and maintained by the Company except for the 500/345 Kv section of the Ramapo substation and a 500 Kv transmission line which is operated and maintained by Con Ed. In addition, certain minor portions of substation equipment are jointly owned by the Company and major customers of the Company.

Gas Facilities. The Company owns and operates three propane air gas plants at Middletown, Orangeburg and Suffern, New York, and the Company and Pike own their gas distribution systems, which are located within their gas franchise territories in New York and Pennsylvania and include 1,758 miles of mains.

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

Character of Ownership. The Company's electric and gas plants and its major electric substations are located on land owned by the Company in fee, except for the Grahamsville Plant and the Bowline Point Plant. The greater portion of the Grahamsville Plant is located on land leased from The City of New York, and the Bowline Point Plant is located on land in which the Company has a one-third undivided interest, with the remainder being owned by Con Ed. Water power and flowage rights for the operation of its Mongaup River Hydro Plants are controlled by the Company either through ownership of the necessary land in fee or through easements which are, in practically all cases, perpetual. In the case of the Grahamsville Plant, however, water is obtained under contract with the City of New York.

Electric transmission facilities of the Company and its utility subsidiaries (including substations) are, with minor exceptions, located on land owned in fee or occupied pursuant to perpetual easements. Electric distribution lines and gas mains are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, agreement or license, express or implied through use by the Company or its utility subsidiaries without objection by the owners. In the case of distribution lines, the Company and its utility subsidiaries own approximately 60% of the poles upon which their wires are installed and have a joint right of use in the remaining poles on which their wires are installed, which poles are owned, in most cases, by telephone companies.

The Company's electric and gas plants are owned by the Company except for the gas turbines at Hillburn and Shoemaker which are leased and the Bowline Point Plant which is jointly owned with Con Ed and operated by the Company. Additional information regarding the investment in the Bowline Point Plant by the Company and Con Ed is included in Note 1 of the Notes to Consolidated Financial Statements under the caption "Jointly Owned Utility Plant" on page 22 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Substantially all of the utility plant and other physical property of the Company's utility subsidiaries, RECO and Pike, is subject to the liens of the respective indentures securing first mortgage bonds.


ITEM 3.  LEGAL PROCEEDINGS

RESTRUCTURING LITIGATION:

The Company, the six other New York State investor-owned electric utilities, and the Energy Association of New York State filed a petition in New York State Supreme Court on September 18, 1996 challenging the NYPSC's May 20, 1996 Order in the Competitive Opportunities Proceeding (Case 94-E-0952) under Article 78 of the New York Civil Practice Law and Rules. Details concerning the Competitive Opportunities Proceeding are contained under the subheading "Regulatory Matters
- Competition" in this Item 3. In their Article 78 petition, the petitioners alleged that the Order is vague, ambiguous and procedurally defective, that the May 20, 1996 Order fails to assure the utilities a reasonable opportunity to recover strandable costs, and the NYPSC lacks the authority to order retail wheeling or divestiture.

On November 26, 1996, the Supreme Court issued a ruling denying the Article 78 petition. In its ruling, the Court determined that because the Commission has not yet directed retail wheeling, generation deregulation and asset divestiture, there is no justiciable controversy regarding these issues. Despite this finding, the Court proceeded to opine that the Commission is not precluded by state or Federal law from ordering retail wheeling or generation divestiture. The Court also determined that the utilities are not entitled, as a matter of law, to recover from customers the full amount of the utilities' strandable costs. On December 24, 1996, the Energy Association and the New York utilities appealed to the Appellate Division of the Supreme Court for the Third Judicial Department from the Supreme Court's November 26, 1996 decision. On October 31, 1997, the Supreme Court of the State of New York, Appellate Division, Third Department, granted the petitioners' motion for an extension of time to perfect the appeal for a period of six months through and including March 24, 1998. The Company's Restructuring Plan requires the Company to petition the Appellate Division to withdraw its appeal. This petition must be filed "following final Commission approval of this agreement" ("i.e., when any appeals from such approval are exhausted or the time to appeal has expired"). If no party initiates an Article 78 appeal, this petition will be filed after expiration of the statute of limitations for challenging the Commission's December 31, 1997 order. The Company is unable to predict the final result of this litigation.

ENVIRONMENTAL LITIGATION AND ADMINISTRATIVE PROCEEDINGS:

On March 29, 1989, the New Jersey Department of Environmental Protection ("NJDEP") issued a directive under the New Jersey Spill and Control Act to various potentially responsible parties ("PRPs"), including the Company, with respect to a site formerly owned and operated by Borne Chemical Company in Elizabeth, Union County, New Jersey, ordering certain interim actions directed at both site security and the off-site removal of certain hazardous substances. Certain PRPs, including the Company, signed an administrative consent order with the NJDEP requiring them to remove and dispose of the hazardous substances located above ground at the Borne site, which removal and disposal was completed on June 22, 1992. In October 1995, the PRPs entered into an additional administrative consent order with the NJDEP which obligated the PRPs, including the Company, to perform a remedial investigation to determine what, if any, subsurface remediation at the Borne site is required. The remedial investigation is proceeding. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

On May 29, 1991, a group of ten electric utilities (the "Metal Bank Group") entered into an Administrative Consent Order with the United States Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study ("RIFS") at the Cottman Avenue/Metal Bank Superfund site in Philadelphia, Pennsylvania. PCBs have been discharged at the Cottman Avenue site from an underground storage tank and the handling of transformers and other electrical equipment at the site. On May 25, 1994, the Company entered into a tolling agreement pursuant to which the Metal Bank Group reserved its right to file suit against the Company while the Metal Bank Group and the Company entered into discussions to determine the extent of the Company's involvement with the Cottman Avenue site. These discussions continue. The RIFS was completed and submitted to the EPA for determination of what remedial measures will be required at the Cottman Avenue site. The Metal Bank Group has assigned the Company with a 2.87% share although, to date, because the Company is not a member of the Group, the Company has been unable to confirm this allocation. In addition, the Company has responded to a letter from the EPA received in November 1996 requesting information and documentation concerning the Company's connection to the site. On February 10, 1998, the Company received another letter from the EPA related to this site. The letter encloses, inter alia, the Record of Decision ("ROD"), which presents the final remedial action selected for the site (estimated by the EPA to cost approximately $17.2 million on a present worth basis). The letter formally notifies the Company of its potential liability with respect to the site; formally demands reimbursement for costs paid by the EPA (with interest) in conducting and/or overseeing response actions at the site; notifies the Company of a limited period of formal negotiations for an agreement under which the Company would implement the requirements of the ROD; and includes other related documents. The EPA estimated its past costs to exceed $985,000 as of June 24, 1997, and encourages the Company to join with other PRPs to select a steering committee to negotiate with the EPA. The Company is currently reviewing the letter and ROD. The Company is unable at this time to estimate its share, if any, of past or future costs at this site.

On August 2, 1994, the Company entered into a Consent Order with the New York State Department of Environmental Conservation ("DEC") in which the Company agreed to conduct a remedial investigation of certain property it owns in West Nyack, New York. Polychlorinated biphenyls ("PCBs") have been discovered at the West Nyack site. Petroleum contamination related to a leaking underground storage tank has been found as well. The Company has completed this remedial investigation. In November 1996, the Company submitted to the DEC a Feasibility Study Report which evaluates various remedial actions to eliminate the contamination discovered at the West Nyack site. On August 28, 1997, the DEC issued a Proposed Remedial Action Plan ("PRAP") which, inter alia, approved the Feasibility Study Report and proposed a remedy for clean-up of the soil contamination at the site. The DEC issued a ROD, dated October 20, 1997 which provides for the removal and off-site disposal of soils contaminated with PCBs and other petroleum-related contaminants, as well as the post-remedial monitoring of groundwater. The Company and the DEC have executed a Consent Order to implement the clean-up provided for by the ROD. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

The Company has identified six former Manufactured Gas Plant ("MGP") sites which were owned or operated by the Company or its predecessors. The Company may be named as a PRP for these sites under relevant environmental laws, which may require the Company to clean up these sites. To date, no claims have been asserted against the Company. The Company and the DEC have executed a Consent Order, dated as of January 8, 1996, which provides for preliminary site assessments of these six MGP sites. In November 1996, the Company submitted to the DEC, for its review and approval, a draft work plan for the preliminary site assessment of three of the MGP sites. In April 1997 the DEC approved the work plans for these three sites. Field work was subsequently completed and Preliminary Site Assessment reports for the three sites were submitted to the DEC on September 1, 1997. These reports showed varying degrees of contamination at each of the sites which will necessitate further investigation. The DEC has provided written comments on these reports, and the Company expects to conduct the further investigation in the Spring of 1998. In addition, the Company has submitted draft work plans for two additional sites to the DEC for its review and approval. The Company is unable at this time to estimate the total costs to be incurred at the six MGP sites.

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

Superfund and certain similar state statutes authorize various governmental authorities to issue orders compelling responsible parties to take cleanup action at sites determined to present an imminent and substantial danger to the public and to the environment because of an actual or threatened release of hazardous substances. As discussed above, the Company is a party to a number of administrative and litigation proceedings involving potential impact to the environment. Such proceedings arise out of, without limitation, the operation and maintenance of facilities for the generation, transmission and distribution of electricity and natural gas. Information regarding the Company's involvement in these various proceedings is included in Note 12 of the Notes to Consolidated Financial Statements under the caption "Environmental" on page 29 of the 1997 Annual Report to Shareholders, which information is incorporated by reference in
Item 1 of this Form 10-K Annual Report, as well as under the subheading, "Environmental Matters" of this Form 10-K Annual Report. As noted above, the Company does not believe that certain proceedings will have a material effect on the Company, while as to others, the Company is unable at this time to estimate what, if any, costs it will incur.

OTHER LITIGATION:

On November 19, 1996, the Company was served with a Summons and Complaint in a litigation entitled Crossroads Cogeneration Corporation v. Orange and Rockland Utilities, Inc., filed in the United States District Court for the District of New Jersey. The litigation relates to a power sales agreement between the Company and Crossroads Cogeneration Corporation ("Crossroads"), which requires the Company to purchase electric capacity and associated energy from a cogeneration facility in Mahwah, New Jersey. The Complaint alleges damage claims for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of the Federal Antitrust laws and seeks a declaration of Crossroads' rights under the Agreement. In February 1997 the Company filed a motion to dismiss the action, and Crossroads opposed the Company's motion and filed a cross-motion for partial summary judgment in its favor on the contract claims. By Opinion and Order dated June 30, 1997 ("Order"), the Court dismissed Crossroads' Complaint in its entirety with prejudice and dismissed Crossroads' cross-motion for partial summary judgment as moot. Crossroads filed an appeal from the Order to the United States Court of

Appeals for the Third Circuit. The appeal has been fully briefed, and the Court has scheduled the appeal for disposition on April 24, 1998. The Company cannot predict the ultimate outcome of this proceeding.

REGULATORY MATTERS:

COMPETITION

Regulatory agencies at the Federal level as well as the three states in which the Company has retail electric franchises are currently evaluating changes in regulatory and rate-making practices designed to promote increased competition consistent with safety, reliability and affordability standards. Depending on future developments in this area, the Company's market share and profit margins will become subject to competitive pressures in addition to regulatory constraints. A discussion of current Federal and state competitive initiatives follows.

         ELECTRIC

Federal Initiative. On April 24, 1996, the FERC issued its final order (FERC Order 888) requiring electric utilities to file non-discriminatory open access transmission tariffs that would be available to wholesale sellers and buyers of electric energy. The order also provided for the recovery of related legitimate and verifiable strandable costs subject to FERC's jurisdiction. The Company's open access transmission tariff, as originally filed with the FERC on July 9, 1996 and amended through August 1997, offers transmission service and certain ancillary services to wholesale customers on a basis that is comparable to that which it provides itself. The Company is operating under the filed tariff, subject to refund, pending final FERC approval of the Company's filing. The Company participates in the wholesale electric market primarily as a buyer of energy and, as a result, Order 888 is not expected to materially impact the Company's financial condition or results of operations.

On January 31, 1997, the Company, in conjunction with the other members of the NYPP, filed tariffs with the FERC seeking permission to restructure the NYPP into an ISO. On December 19, 1997, the Company and the other members of the NYPP made a supplemental filing with the FERC which provides for a revised ISO governance structure. While the Company and the other members of the NYPP have requested that the FERC act expeditiously on the filing, the Company is unable to predict either the timetable for or outcome of this regulatory proceeding.

New York Competitive Opportunities Proceeding. On May 20, 1996, the NYPSC issued an order setting forth its vision and goals for the future of the electric industry in New York. The order endorsed a fundamental restructuring of the industry based on competition in the generation and energy services sectors of the industry.

On November 26 and December 31, 1997, the NYPSC issued orders approving the Restructuring Plan, which had been filed on November 6, 1997 by the Company, the New York State Department of Public Service (the "Staff") and other parties in the Company's Competitive Opportunities Proceeding (Case 96-E-0900). The Restructuring Plan provides for the sale of all of the Company's generating assets (i.e., all units at the Lovett Generating Station, the Company's one-third interest in the Bowline Generating Station, as well as its hydro-electric facilities and gas turbines) and for lower electric rates.

Under the terms of the Restructuring Plan, which covers a four-year period commencing with NYPSC approval, the Company has agreed to commence immediately the process of auctioning all of its generating assets. The Restructuring Plan provides that if the Company selects a winning bidder prior to May 1, 1999, the New York share of any net book gains associated with the sale are to be allocated between shareholders and customers on a 25%/75% basis, respectively, and any net book losses are to be allocated between shareholders and customers on a 5%/95% basis, respectively. If the Company selects a winning bidder on or after May 1, 1999, the New York share of the net book gains or losses associated with the sale are to be allocated between shareholders and customers on a 20%/80% basis. The Restructuring Plan further provides for a $20 million cap on the New York share of net book gains allocable to shareholders from the sale of generating assets. The NYPSC, in approving the Restructuring Plan, offered the Company the opportunity to participate as a bidder in the auction of the Company's generating assets, subject to the conditions that the auction be conducted by an independent third party and that the Company renounce the shareholders' share of any net book gain or loss from the sale provided for in the Restructuring Plan. By letter dated December 10, 1997, the Company notified the NYPSC that it had elected not to be a bidder in the auction. On December 11, 1997, in accordance with the Restructuring Plan, the Company submitted its Preliminary Divestiture Plan to the NYPSC Staff, and its Final Divestiture Plan was filed on February 4, 1998.

The terms of the Restructuring Plan permit the Company to defer and recover up to $7.5 million (New York electric share) of prudent and verifiable non-officer employee costs associated with the divestiture, such as retraining, outplacement, severance, early retirement and employee retention programs. Under the terms of the Restructuring Plan, the Company will be authorized to petition the NYPSC for recovery of employee costs in excess of $7.5 million. In addition, the Restructuring Plan provides for the recovery of all prudent and verifiable costs of the sale.

In addition, the terms of the Restructuring Plan permit the Company to retain all earnings up to an 11.4% return on equity and provide that earnings in excess of 11.4% are to be shared, with 75% to be used to offset NYPSC approved deferrals or otherwise inure to the Company's customers, and 25% to be retained by the Company's shareholders. The Company's existing PowerPick(TM) program, whereby customers can purchase energy (but not capacity) from suppliers other than the Company, will be expanded to all customers on May 1, 1998. The Restructuring Plan further provides that full retail access to a competitive energy and capacity market will be available for all customers by May 1, 1999. Unless otherwise ordered by the NYPSC, the Company will remain the provider of last resort.

The Restructuring Plan also provides for electric price reductions of approximately $32.4 million over its four-year term and for recovery, through a Competitive Transition Charge ("CTC"), of above-market generation costs should the transfer of title to the Company's generating assets not occur before May 1, 1999. Should a CTC be required, the Company would be authorized to recover the difference between its non-variable costs of generation, including 75% of fixed production labor expenses and property taxes, and the revenues, net of fuel and variable operating and maintenance expenses, derived from the operation of the Company's generating assets in a deregulated competitive market. If title to the generating assets has not transferred as of May 1, 2000, the CTC would be modified so as to allow a maximum recovery of 65% of fixed production labor expenses and property taxes. The modified CTC would remain effective until the earlier of the date title to the generating assets is transferred or October 31, 2000. In the event title to the generating assets is not to be transferred by October 31, 2000, the Company would be authorized to petition the NYPSC for permission to continue a CTC until the date title to the generating assets is transferred. The CTC does not allow for the recovery of inflationary increases in non-fuel operating and maintenance production costs, property tax increases, wage rate increases, or increased costs associated with capital additions or changes in the costs of capital applicable to production costs.

The Restructuring Plan also provides that the Company and its utility subsidiaries may apply to the appropriate regulatory authorities for permission to form a new holding company, which would be a registered holding company under the Public Utility Holding Company Act of 1935 (the "1935 Act"). The Company currently is an exempt holding company under the 1935 Act. The new holding company structure would provide for separate regulated electric distribution companies in the New York, New Jersey and Pennsylvania service territories, as well as an unregulated energy services company. The unregulated energy services company would be able to market electricity and unbundled energy services (e.g., metering) to wholesale and retail customers on a competitive basis, using the Company's name without a royalty payment.

The formation of the holding company is conditioned upon shareholder and regulatory approval, including approval of the Securities and Exchange Commission, the FERC, the NYPSC, the NJBPU and the PAPUC. The Company will consider a filing for the formation of a holding company after the divestiture process is complete.

The Restructuring Plan indicates that reciprocity would be required in order to implement retail access. That is, if utility generators are allowed access to the Company's retail customers, the Company shall be permitted equal access to the customers of those utilities within New York State, if it so chooses.

In accordance with the settlement, the Company submitted an Unbundled Rates Filing to the NYPSC. This filing, which was made on February 17, 1998, separated the components of existing tariffs into production, transmission, distribution and customer cost categories.

Additional information on the provisions of the Restructuring Plan is contained below under "Regulatory Matters: Rate Activities - New York Electric."

New Jersey - Energy Master Plan. On April 30, 1997, the NJBPU issued an order "Adopting and Releasing Final Report in its Energy Master Plan Phase II Proceeding to Investigate the Future Structure of the Electric Power Industry (Docket No. EX 94120585Y)." The Order required RECO and other New Jersey investor owned electric utilities each to file unbundled rates, a stranded cost proposal and a restructuring plan by July 15, 1997. As part of its stranded cost proposal, the NJBPU has required that each utility provide a 5-10% rate reduction.

RECO's filing was made on July 15, 1997. The filing includes a Restructuring Plan, a Stranded Costs Filing and an Unbundled Rates Filing.

On December 8, 1997, RECO submitted an Amended and Restated Restructuring Plan and Stranded Costs Filing with the NJBPU to reflect the fact that the Company has committed to divest all its generating assets by auction.

The Restructuring Plan calls for RECO to remain a regulated transmission and distribution company within a holding company structure. Standards of Conduct and Affiliate Rules have been proposed in order to promote effective competition and ensure that regulated operations do not subsidize unregulated operations. RECO has proposed to implement full retail competition (energy and capacity) for all customers by May 1, 1999, the same date approved for retail access in New York. Under this schedule, full retail access will be achieved 13 months ahead of the NJBPU's proposed phase-in schedule. With the implementation of retail competition, RECO proposes to continue to serve as the "provider of last resort" for those customers who do not choose an alternate provider or whose provider defaults.

In its Stranded Costs Filing, RECO has identified two categories of potential stranded costs: generation investment and power purchase contracts with non-utility generators ("NUGS"). Divestiture of the Company's generating assets will determine their market value and the related stranded costs, if any. RECO proposes to recover its share of stranded generation investment, if any, through regulated delivery rates by means of a Market Transition Charge ("MTC"). The MTC would be in effect over a period of up to eight years, commencing May 1, 1999. Stranded NUG contract payments are proposed to be recovered over the remaining life of the contracts through a non-bypassable wires charge also assessed by the regulated delivery company. RECO has proposed to reduce its annual net revenue (revenue net of fuel, purchased power and applicable taxes) by $4.3 million, or 5.1%, effective in October 1998, to reflect identified cost reductions primarily related to the removal from rates of NUG termination costs which were fully recovered.

RECO also made an Unbundled Rates Filing which separates the components of existing tariffs into production, transmission, distribution and customer cost categories. The Unbundled Rates Filing, which was updated on January 30, 1998, would serve as the basis to segregate the costs of the generation function from rates in order to facilitate customer choice. In addition, the MTC mechanism would be added to the existing rate structure to allow for recovery of stranded costs, and a non-bypassable societal benefits charge would be created as a billing mechanism for mandated public policy programs.

Hearings with respect to RECO's filings are scheduled for the spring of 1998 and the NJBPU has indicated that it will rule on these filings by October 1998. RECO's filings may be accepted or significantly modified by the NJBPU before becoming effective. It is not possible to predict the outcome of the NJBPU proceeding or its effect, if any, on the Company's consolidated financial position or results of operations.

Pennsylvania - Competition Legislation. On December 3, 1996, the "Electricity Generation Customer Choice and Competition Act" ("Act") was signed into law by the Governor of the Commonwealth of Pennsylvania. The Act provides for a transition of the Pennsylvania electric industry from a vertically integrated structure to a functionally separated model that permits direct access by customers to a competitive electric generation market while retaining the existing regulation and customer protections in the transmission and distribution systems. The transition plan of the Act calls for a three year phase-in of retail access with one-third of customers being phased in on each January 1st beginning in 1999. The Act also provides for the opportunity for recovery of prudent and verifiable costs resulting from the restructuring through the implementation of a Competitive Transition Charge ("CTC") for a period of up to nine years and the imposition of rate caps designed to prevent a customer's total electric costs from increasing above current levels during the transition period. In addition, the Act permits the refinancing of certain approved transition costs through the issuance of bonds secured by revenue streams guaranteed by the PAPUC. The savings associated with this financing mechanism will be used to reduce strandable costs.

On September 30, 1997, in accordance with the requirements of the Act, Pike submitted its electric restructuring filing to the PAPUC. On December 15, 1997, Pike submitted an amended and restated electric restructuring filing with the PAPUC to reflect the fact that the Company has committed to divest all of its generating assets by auction. In this amended and restated filing, Pike proposed that full retail competition be implemented for all customers by May 1, 1999, the same date approved for retail access in New York. With the implementation of retail competition, Pike proposes to continue to serve as the "provider of last resort" for those consumers who do not choose an alternate provider, or whose alternate provider defaults. Pike proposed to remain a regulated transmission and distribution company within a holding company structure.

On September 30, 1997, Pike also submitted proposed unbundled rates which separate the components of existing tariffs into production, transmission, distribution and customer cost categories. This filing was updated on January 30, 1998.

It is expected that the PAPUC will rule on Pike's restructuring filing by July 1998. Pike's filing may be accepted or significantly modified by the PAPUC before becoming effective. It is not possible to predict the outcome of the PAPUC proceeding; however, it is not expected that this proceeding will have a material effect on the Company's consolidated financial position or results of operations.

         GAS

Federal Initiatives. At the Federal level, the FERC issued Order 636 in 1992, which was aimed at increasing competition on interstate natural gas pipelines. As a result of FERC Order 636, the Company was required to change the way it secures gas supply and gas transportation and storage services. In addition, FERC Order 636 imposed certain contract termination and transition charges on Local Distribution Companies ("LDCs"), including the Company, while affording an opportunity to market excess pipeline capacity.

Order 636 authorizes pipelines to recover certain transition costs from their customers. The Company currently estimates that its obligations for order 636 transition costs will total approximately $28.6 million. Approximately $27.3 million of these transition costs have been billed to the Company. Pursuant to a December 1994 order, the NYPSC provided a mechanism for the full recovery of FERC Order 636 transition costs. The Company is in the process of recovering these costs from its customers and believes that it will be allowed to recover all such costs by the end of the year 2000.

New York. In 1996, the NYPSC approved utility restructuring plans designed to open up the local natural gas market to competition. As part of the utility restructuring, the NYPSC has required LDCs to provide firm transportation service, thereby allowing residential and small commercial customers of LDCs the ability to purchase, through aggregation groups, gas supplies from a variety of sources, other than the LDC. The NYPSC order provided a transition into the unbundled environment and allowed LDCs to require customers to take associated upstream pipeline capacity for up to three years under specified conditions. Prior to the start of the third year (by April 1, 1998) LDCs are required to demonstrate to the NYPSC their efforts taken to relieve themselves of "excess" capacity. At that time, the NYPSC is expected to address any issue of stranded costs.

As the transition to a competitive retail market develops, the Company will determine what supply, transportation and storage contracts it will maintain. As the Company moves to a competitive market, traditional cost recovery may be replaced by performance or market-based mechanisms.

On September 4, 1997, the NYPSC issued a "Notice Inviting Comments on Staff's Report in Case 97-G-1380, in the Matter of Issues Associated with the Future of the Natural Gas Industry and the Role of Local Gas Distribution Companies ("LDCs") ("Position Papers")." The Company is one such LDC. The primary conclusion of the Staff's Position Paper, "The Future of the Natural Gas Industry," is that over the next five years, LDCs in New York should transition out of the business of selling gas in order to encourage competition and provide gas customers with choice in the marketplace. In addition, the Position Paper identifies, discusses and requests comments on the following three impediments to LDCs terminating their gas merchant role: (1) upstream pipeline capacity held by LDCs; (2) the LDCs' supplier of last resort and obligation to serve responsibilities; and (3) system reliability and operational integrity issues.

The Company filed initial comments and reply comments on the Position Paper in November and December 1997, respectively. The Company opposed the Staff's proposal to require LDCs to auction upstream capacity since it could endanger the Company's ability to maintain system reliability. The Company advocated that LDCs be allowed to establish meaningful penalty provisions to prevent diversions of gas to other markets during the winter months. Finally, the Company contended that all stranded costs related to upstream pipeline capacity and long-term gas supply contracts must be fully recoverable by LDCs. It is not possible to predict the outcome of this proceeding or its effect on the Company's consolidated financial position or results of operations.

RATE ACTIVITIES

         GAS

New York. On June 5, 1997, the NYPSC issued an Order Requiring the Filing of Proposals to Ameliorate Gas Price Volatility and Requesting Comments in Case 97-G-0600, In the Matter of the Commission's Request for Gas Distribution Companies to Reduce Gas Cost Volatility and Provide for Alternative Gas Purchasing Mechanisms. Under the Order, gas utilities in New York were required to submit proposals for fixed-price gas sales options to be available for use by all customers during the 1997-1998 heating season.

The Company's proposal, as approved by the NYPSC in October 1997, provides a fixed-price commodity cost option to firm sales customers for the 1997-1998 heating season. The option is limited to ten percent of customers in each eligible customer class. The NYPSC order provided that costs associated with any variations between gas utilized by customers electing the fixed-price option and volumes locked in by the Company, to the extent prudently incurred, will be recoverable. To date, approximately 2,500 customers are participating in this program.

         ELECTRIC

New York. On April 19, 1995, the NYPSC approved the Company's compliance filing regarding the operation of the Revenue Decoupling Mechanism ("RDM"). The filing included a proposal to eliminate the RDM Adjustment Factor of $7.7 million effective May 1, 1995, reflecting the completion of the recovery of an RDM under-collection applicable to the year 1993. This equated to a 2.3% annual reduction in revenues.

On August 1, 1995, the NYPSC approved a stipulation among the parties which provided for the early implementation of the Company's proposed annual rate reduction of $6.1 million. As a result, reduced rates became effective August 1, 1995, producing a revenue reduction of approximately $3.8 million for the period August 1, 1995 to March 31, 1996. The revenue reduction was offset by the recognition of deferred revenue for 1994 and 1995 related to sharing mechanisms previously approved by the NYPSC.

On May 3, 1996, the NYPSC approved, subject to modifications required by the NYPSC decision in the New York Competitive Opportunities Proceeding (as previously discussed), a Settlement Agreement ("1996 Agreement") among the Company, NYPSC Staff and other parties which resolved all remaining revenue requirement issues in the proceeding for a three-year period commencing May 1, 1996, and concluding April 30, 1999. Under the 1996 Agreement, the Company reduced its annual electric retail revenues in New York by an additional $7.75 million, or 2.3%, effective May 1, 1996. The settlement provides for several performance mechanisms related to service reliability and customer service, and the elimination of all revenue and most expense reconciliation provisions of the RDM. The 1996 Agreement provides the Company with the opportunity to retain all New York electric earnings up to a 10.9% return on equity annually for each of the next three years. Earnings in excess of 10.9% would be shared equally between customers and shareholders. The Restructuring Plan increased this earnings threshold to 11.4%. Earnings in excess of 11.4% will be shared as follows: 75% to be used to offset NYPSC-approved deferrals or otherwise inure to the benefit of customers and 25% to be credited to the Company's shareholders.

The 1996 Agreement implements several competitive initiatives sought by the Company. These include price reductions, the offering of service guarantees and the introduction of PowerPick(TM) - an innovative retail access program that allows participating customers to choose their electric energy supplier. The PowerPick(TM) program was expanded as part of the Restructuring Plan.

On December 1, 1997, as part of the Restructuring Plan, the Company implemented the first year of the electric rate reduction in the amount of $5.9 million. Additional rate reductions of $8.8 million in each of the next three years will be implemented as part of the Restructuring Plan.

Additional information on New York electric rate activities is contained in the previous discussion of the New York Competitive Opportunities Proceeding.

New Jersey. The NJBPU on January 8, 1997 approved a stipulation among New Jersey utilities, NJBPU Staff and NJ Division of Ratepayer Advocate which provides a recovery plan for costs associated with the change in accounting required by Statement of Financial Accounting Standards No. 106, "Employer Accounting for Postretirement Benefits Other Than Pensions." The approved plan provides several alternative recovery mechanisms. RECO received approval from the NJBPU on December 17, 1997 to begin amortizing these costs effective January 1, 1998.

On January 23, 1997, a residential customer of RECO filed a petition with the NJBPU requesting a lowering of RECO's rates by $21.2 million, or 16%, based on financial data for the twelve months ended December 31, 1995 as adjusted. A central issue raised by the petition is whether RECO's continued purchase of all of its power supply requirement from the Company continues to be appropriate when alleged lower cost energy is available from other sources. On January 23, 1998, the NJBPU issued an Order in this proceeding which required that this petition be held in abeyance pending the outcome of RECO's unbundling, stranded cost and restructuring filings. RECO believes that this petition is without merit and intends to contest it vigorously.

FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements in this document with respect to the financial condition, results of operations and business of the Company in the future, which involve certain risks and uncertainties. Forward-looking statements are included in Item 1 under the captions "Supply, Transportation and Storage," "Utility Industry Risk Factors and Competition" and "Franchises," and in this Item 3 under the caption "Environmental Litigation and Administrative Proceedings," as well as in statements about future performance or results, including any statements using the words "believe," "expect," "anticipate" or similar words. For all of those statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) there occurring unforeseen effects of the restructuring of the Company's business pursuant to the Restructuring Plan, including but not limited to, costs or difficulties related to the sale of the Company's generating assets being greater then expected; (2) regional competitive pressure in the electric utility industry increasing significantly; (3) additional state and Federal regulatory initiatives being implemented that further increase competition, threaten cost and investment recovery or impact rate structure; and (4) the outcome of litigation being materially unfavorable to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

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

OFFICERS, AGE, AND TITLE                           BUSINESS EXPERIENCE PAST FIVE YEARS
------------------------                           -----------------------------------

D. Louis Peoples, 57                               Vice Chairman of the Board and Chief
Vice Chairman of the                               Executive Officer since July 1994.
Board of Directors and                             Executive Vice President, and a member
Chief Executive Officer                            of the Board of Directors, Madison
                                                   Gas and Electric Company,
                                                   Madison, Wisconsin from 1992
                                                   to 1993. Senior Vice
                                                   President, RCG/Hagler, Bailly
                                                   Inc., San Francisco,
                                                   California from 1991 to 1992.

R. Lee Haney, 58                                   Senior Vice President and Chief
Senior Vice President and                          Financial Officer since April 1996.
Chief Financial Officer                            Vice President and Chief Financial
                                                   Officer from September 1994
                                                   to April 1996. Senior Vice
                                                   President - Marketing and
                                                   Customer Service from January
                                                   1993 until September 1994,
                                                   and Senior Vice President and
                                                   Chief Financial Officer from
                                                   1990 until January 1993, San
                                                   Diego Gas & Electric Company,
                                                   San Diego, California.

G. D. Caliendo, 57                                 Senior Vice President, General Counsel
Senior Vice President,                             and Secretary since April 1996.  Vice
General Counsel                                    President, General Counsel and
and Secretary                                      Secretary from March 1995 to April
                                                   1996.  Senior Vice President, General
                                                   Counsel and Secretary of Pennsylvania
                                                   Power and Light Company, Allentown,
                                                   Pennsylvania from 1989 to 1994.

Robert J. Biederman, Jr., 45                       Vice President since April 1990.
Vice President, Operations

OFFICERS, AGE, AND TITLE                           BUSINESS EXPERIENCE PAST FIVE YEARS
------------------------                           -----------------------------------

Nancy M. Jakobs, 57                                Vice President, Human Resources since
Vice President,                                    April 1995.  Partner, Jakobs and
Human Resources                                    Associates International, New City,
                                                   New York from 1991 to 1995.

Robert J. McBennett, 55                            Treasurer since 1984.  Treasurer and
Treasurer                                          Controller from May 1995 to May 1996.

Edward M. McKenna, 48                              Controller since May 1996.  Director,
Controller                                         Internal Audit from January 1995 to May
                                                   1996. Director, Internal Audit,
                                                   American Brands from 1994 to January
                                                   1995. Senior Manager, Finance/
                                                   Operational Audits, American Brands
                                                   from 1991 to 1994.

George V. Bubolo, Jr., 53                          Division Vice President - Engineering
Division Vice President,                           and System Operations since March 1996.
Engineering and System                             Director, Engineering and System
Operations                                         Operations from November 1994 until
                                                   March 1996. Director, Electric
                                                   Operations from 1983 until November
                                                   1994.

Vincent R. Tummarello, 47                          Division Vice President - Electric
Division Vice President,                           Production since November 1994.
Electric Production                                Director, Electric Production from April
                                                   1985 until November 1994.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock, par value $5.00 per share ("Common Stock"), is listed on the New York Stock Exchange under the ticker symbol ORU.

At December 31, 1997, there were 19,682 holders of record of the Company's Common Stock. During December 1997, the Company initiated a Common Stock Repurchase Program, a description of which is included in the 1997 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Liquidity and Capital Resources" on page 15 and in Note 6 of the Notes to Consolidated Financial Statements on page 24, which information is incorporated by reference in this Form 10-K Annual Report. During 1997, dividend payments were made to holders of the Company's Common Stock on February 1, May 1, August 1 and November 1.

Quarterly market price and dividend information on the Company's Common Stock is as follows:

                           QUARTER           HIGH               LOW                  DIVIDEND
                           -------           ----               ---                  --------
         1997                 1             $36 7/8            $35 3/8                $.645
                              2              35 5/8             30 1/8                 .645
                              3              37 5/16            32 5/16                .645
                              4              48 5/8             35                     .645

         1996                 1             $37 1/8            $34 7/8                $.645
                              2              36 3/4             33 3/8                 .645
                              3              37                 34 3/4                 .645
                              4              36 1/4             34 1/4                 .645


Information regarding the restriction of retained earnings for dividend payments is contained in Note 5 of the Notes to Consolidated Financial Statements on page 23 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

ITEM 6.          SELECTED FINANCIAL DATA

The information required by this Item is contained under the captions "Financial Statistics - Common Stock Data," and "Financial Statistics - Selected Financial Data" on page 32 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is contained under the caption "Review of the Company's Results of Operations and Financial Condition" on pages 10 through 16 of the 1997 Annual Report to shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are contained on pages 17 through 30 of the 1997 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Such information is listed in Item l4(a)(1) "Financial Statements" of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                 None.


                                    PART III

The information required by Item 10 - Directors and Executive Officers of the Registrant is contained on page 42 of this Form 10-K Annual Report and in
Section 1, "Election of Directors," of the Company's definitive Proxy Statement in connection with the 1998 Annual Meeting of Common Shareholders (the "Proxy Statement"), which material is incorporated by reference in this Form 10-K Annual Report. The information required by Item 11 Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 Certain Relationships and Related Transactions is contained in Section 1, "Election of Directors," of the Proxy Statement which material is incorporated by reference in this Form 10-K Annual Report. With the exception of this information, the Proxy Statement is not deemed filed as part of this Form 10-K Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries appearing on pages 17 through 30 of the 1997 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of these consolidated financial statements and the information incorporated in Items 1, 2, 3, 5, 6, 7 and 8, herein, the 1997 Annual Report to shareholders is not deemed filed as part of this Form 10-K Annual Report.

                                                                           PAGE*
Consolidated Statements of Income for the years ended
    December 31, 1997, 1996 and 1995                                          17

Consolidated Balance Sheets as of December 31, 1997 and 1996                  18

Consolidated Cash Flow Statements for the years ended
    December 31, 1997, 1996 and 1995                                          20

Notes to Consolidated Financial Statements                                    21

Report of Independent Public Accountants                                      30

    *Page number reference is to the 1997 Annual Report to Shareholders


(a)(2)  FINANCIAL STATEMENT SCHEDULES                                     PAGE**

Valuation and Qualifying Accounts and Reserves for the years
    ended December 31, 1997, 1996 and 1995 (Schedule II).                     58


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

  * 4.31 Fourth Supplemental Indenture between the Company and the Bank of New York as Trustee regarding unsecured debt dated as of December 1, 1997. (Exhibit 4.5 to Company's Registration Statement on Form S-4, File No. 333-43953).

  *10.1 General Agreement: Bowline Point Generating Plant, dated as of October 10, 1969. (Exhibit 5(b) to Registration Statement No. 2-42156).

  *10.1A Amendment to the General Agreement: Bowline Point Generating Plant, dated May 31, 1996. (Exhibit 10.1A to Form 10-K for the fiscal year ended December 31, 1996, File No. 1-4315).

  *10.2 Financing Agreements, dated as of February 1, 1971. (Exhibit 5(a) to Registration Statement No. 2-42156).

  *10.2A          Amendment to Lease Agreement effective August 1, 1996.
                  (Exhibit 10.2A to Form 10-Q for the quarter ended March 31, 1997, File No. 1-4315).

   10.3 Orange and Rockland Utilities, Inc. Eligible Employees Compensation Deferral Plan (formerly the Officers Salary Deferral Plan), as amended and restated on June 5, 1997, effective January 1, 1998.

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

 +*10.11 Officers' Supplemental Retirement Plan, as amended and restated on June 5, 1997 effective July 1, 1997. (Exhibit
                  10.11 to Form 10-Q for the quarter ended June 30, 1997, File No. 1-4315).

 +*10.12          Incentive Compensation Plan, amended January 3, 1991. (Exhibit
                  10.12 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

   10.13          Severance Pay Plan, as amended and restated on November 6,
                  1997.

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

  *10.17B Eighth Amendment to the Coal Purchase and Sales Agreement among Orange and Rockland Utilities, Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated July 1, 1996. (Exhibit 10.17B to Form 10-K for the fiscal year ended December 31, 1996, File No. 1-4315).

 +*10.20 Orange and Rockland Utilities, Inc. Post Director Service Retainer Continuation Program, as amended and restated on June 5, 1997, effective July 1, 1997. (Exhibit 10.20 to Form 10-Q for the quarter ended June 30, 1997, File No. 1-4315).

  +10.22 Form of Severance Agreement entered into between Orange and Rockland Utilities, Inc. and each of R. J. Biederman, Jr., effective October 29, 1997; N. M. Jakobs, effective October 27, 1997; R. J. McBennett, effective October 27, 1997; and E.
                  M. McKenna, effective October 31, 1997.

  +10.22A Form of Agreement, amending Exhibit 10.22, entered into between Orange and Rockland Utilities, Inc. and each of R. J. Biederman, Jr., R. J. McBennett and E. M. McKenna, effective January 27, 1998 and N. M. Jakobs, effective January 8, 1998.

 +*10.26 Letter agreement dated September 29, 1994 between Orange and Rockland Utilities, Inc. and R. Lee Haney regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.26 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

  +10.26A         Agreement between Orange and Rockland Utilities, Inc. and R.
                  Lee Haney effective July 1, 1997, amending Exhibit 10.26.

 +*10.27 Letter agreement dated September 29, 1994 between Orange and Rockland Utilities, Inc. and D. Louis Peoples regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.27 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

 +10.27A          Agreement between Orange and Rockland Utilities, Inc. and D.
                  Louis Peoples effective July 1, 1997, amending Exhibit 10.27.

  +10.29 Orange and Rockland Utilities, Inc. Deferred Compensation Plan for Non-Employee Directors as amended and restated on February 5, 1998.

 +*10.30 Letter Agreement dated April 6, 1995 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.30 to Form 10-Q for the period ended June 30, 1995, File No. 1-4315).

  +10.30A         Agreement between Orange and Rockland Utilities, Inc. and G.
                  D. Caliendo effective July 1, 1997, amending Exhibit 10.30.

 +*10.31 Letter Agreement dated September 21, 1995 between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.31 to Form 10-Q for the period ended September 30, 1995, File No. 1-4315).

  +10.31A Agreement between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs effective July 1, 1997, amending Exhibit 10.31.

 +*10.36 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and D. L. Peoples regarding change in control arrangements. (Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +10.36A         Agreement between Orange and Rockland Utilities, Inc. and D.
                  L. Peoples dated July 23, 1997, amending Exhibit 10.36.

 +*10.37 Agreement dated January 21, 1996 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding change in control arrangements. (Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +10.37A         Agreement between Orange and Rockland Utilities, Inc. and G.
                  D. Caliendo dated July 23, 1997, amending Exhibit 10.37.

  +10.37B         Letter agreement between Orange and Rockland Utilities, Inc.
                  and G. D. Caliendo dated February 25, 1998, amending Exhibits
                  10.30 and 10.37.

 +*10.38 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and R. L. Haney regarding change in control arrangements. (Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +10.38A         Agreement between Orange and Rockland Utilities, Inc. and R.
                  L. Haney dated July 23, 1997, amending Exhibit 10.38.

  +10.38B         Letter agreement between Orange and Rockland Utilities, Inc.
                  and R. Lee Haney dated February 25, 1998, amending Exhibits
                  10.26 and 10.38.

 +*10.40 Long-Term Performance Share Unit Plan as amended, effective July 1, 1997. (Exhibit 10.40 to Form 10-Q for the quarter ended June 30, 1997, File No. 1-4315).

 +*10.41 Annual Team Incentive Plan effective January 1, 1995, described on pages 9-10 of the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 6, 1998 for its 1998 Annual Meeting of shareholders, which description is hereby incorporated by reference (File No. 1-4315).

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

  +10.44A         Agreement between Orange and Rockland Utilities, Inc. and L.
                  S. Brodsky effective July 1, 1997, amending Exhibit 10.44.

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

  *10.47          Eligible Employees' Insurance Program, effective July 1, 1997.
                  (Exhibit 10.48 to Form 10-Q for the quarter ended June 30, 1997, File No. 1-4315).

 +*10.48 Agreement and General Release dated August 27, 1997 between Orange and Rockland Utilities, Inc. and Larry S. Brodsky. (Exhibit 10.49 to Form 10-Q for the quarter ended September 30, 1997, File No. 1-4315).

   10.49 Management Employee Transition Program, as described in correspondence to employees, dated December 11, 1997 and January 9, 1998.

  *10.50 Settlement Agreement (Electric Rate and Restructuring Plan) dated November 6, 1997 among the Registrant, the New York State Department of Public Service, the New York State Department of Economic Development, the National Association of Energy Service Companies, the Joint Supporters, the Industrial Energy Users Association, the Independent Power Producers of New York, Inc. and Pace Energy Project in Case 96-E-0900 - In the Matter of Orange and Rockland Utilities, Inc.'s Plans for Electric Rate/Restructuring Pursuant to Opinion No. 96-12. (Exhibit 99.7 to Form 10-Q for the quarter ended September 30, 1997, File No. 1-4315).

   13 The Company's 1997 Annual Report to Shareholders to the extent incorporated by reference in this Form 10-K Annual Report for the fiscal year ended December 31, 1997. [Note: Except for those portions of such Annual Report expressly incorporated by reference in this Form 10-K Annual Report, such Annual Report is not deemed "filed" as part of the filing of this Form 10-K Annual Report.]

  *21 Subsidiaries of the Company. (Exhibit 21 to Company's Registration Statement on Form S-4, File No. 333-43953).

   24             Powers of Attorney.

   27             Financial Data Schedule.

  *99.1 Joint Cooperation Agreement between the Office of the Rockland County District Attorney and Orange and Rockland Utilities, Inc., dated November 3, 1993 (Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1993, File No. 1-4315).

  *99.2 NYPSC Order Adopting Terms of Settlement, Issued and Effective November 26, 1997, in Case 96-E-0900. (Exhibit 99.10 to Form 8-K dated November 25, 1997, File No. 1-4315).

   99.3 NYPSC Opinion (No. 97-20) and Order Adopting Terms of Settlement, Issued and Effective December 31, 1997, in Case 96-E-0900.

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

         - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of July 1, 1995.

         - Tenth Supplemental Indenture of Rockland Electric Company, dated as of February 1, 1997.

(b)  REPORTS ON FORM 8-K

During the fourth quarter of the year ended December 31, 1997, the Company filed the following reports on Form 8-K:

          - Form 8-K dated December 11, 1998, reporting under Item 5, "Other Events," the approval by the NYPSC of the Company's Restructuring Plan; and under Item 7, "Financial Statements and Exhibits," three Exhibits related to such approval.

          - Form 8-K dated December 17, 1998, reporting under Item 5, "Other Events," the approval by the NYPSC of the Company's Common Stock Repurchase Program; and under Item 7 "Financial Statements and Exhibits" an exhibit related to such approval.

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


                                             ORANGE AND ROCKLAND UTILITIES, INC.
                                                      (Registrant)


                                             By   /s/ D. LOUIS PEOPLES
                                                      (D. Louis Peoples
                                                      Vice Chairman of the
                                                      Board of Directors and
                                                      Chief Executive Officer)

Date:  March 6, 1998

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

SIGNATURE AND TITLE                                CAPACITY IN WHICH SIGNING


D. LOUIS PEOPLES*                                  Chief Executive
(D. Louis Peoples,                                 Officer, Director
Vice Chairman of the
Board of Directors and
Chief Executive Officer)

R. LEE HANEY*                                      Chief Financial Officer
(R. Lee Haney, Sr. Vice President
and Chief Financial Officer)

EDWARD M. McKENNA*                                 Principal Accounting Officer
(Edward M. McKenna, Controller)

MICHAEL J. DEL GIUDICE*                            Chairman of the
(Michael J. DelGiudice)                            Board of Directors

H. KENT VANDERHOEF*                                Director
(H. Kent Vanderhoef)

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

*By /s/ G. D. CALIENDO
(G. D. Caliendo,
Attorney-in-fact)


Date:  March 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Orange and Rockland Utilities, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1998. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts and Reserves is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


New York, New York
February 5, 1998





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-25358, 33-25359 and 33-22129) and on Form S-3 (File No. 333-26337).



ARTHUR ANDERSEN LLP


New York, New York
March 6, 1998

                                                                     SCHEDULE II



              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)


                                                                ADDITIONS
                                                                ---------
                                                           (1)               (2)                             BALANCE
                                         BALANCE AT     CHARGED TO         CHARGED                             AT
                                         BEGINNING      COSTS AND          TO OTHER                          END OF
             DESCRIPTION                 OF PERIOD      EXPENSES           ACCOUNTS        DEDUCTIONS        PERIOD
             -----------                 ---------      --------           --------        ----------        ------
December 31, 1997
   Allowance for Uncollect-
    ible accounts:
       Customer Accounts                  $ 2,391         $ 2,959            $   499        $ 3,319          $ 2,530
       Other Accounts                         258             259                 80            339              258
                                          -------         -------            -------        -------          -------
                                          $ 2,649         $ 3,218            $   579(A)     $ 3,658(B)       $ 2,788
                                          =======         =======            =======        =======          =======

   Reserve for Claims
    and Damages                           $ 3,843         $ 2,331            $    84        $ 1,667(C)       $ 4,591
                                          =======         =======            =======        =======          =======

   Gas Turbine Maint
    Reserve                               $   (88)        $   366            $    --        $   382(C)       $  (104)
                                          =======         =======            =======        =======          =======


December 31, 1996
   Allowance for Uncollect-
    ible accounts:
       Customer Accounts                  $ 2,307         $ 2,508            $   616        $ 3,040          $ 2,391
       Other Accounts                         169             268                197            376              258
                                          -------         -------            -------        -------          -------
                                          $ 2,476         $ 2,776            $   813(A)     $ 3,416(B)       $ 2,649
                                          =======         =======            =======        =======          =======

   Reserve for Claims
    and Damages                           $ 3,848         $ 1,773            $   472        $ 2,250(C)       $ 3,843
                                          =======         =======            =======        =======          =======

   Gas Turbine Maint
    Reserve                               $  (202)        $   453            $    --        $   339(C)       $   (88)
                                          =======         =======            =======        =======          =======

                                                                     SCHEDULE II


              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)


                                                         ADDITIONS
                                                         ---------
                                                    (1)               (2)                                   BALANCE
                               BALANCE AT        CHARGED TO         CHARGED                                   AT
                               BEGINNING         COSTS AND          TO OTHER                                 END OF
             DESCRIPTION       OF PERIOD         EXPENSES           ACCOUNTS           DEDUCTIONS            PERIOD
             -----------       ---------         --------           --------           ----------            ------

December 31, 1995
   Allowance for Uncollect-
    ible accounts:
    Customer Accounts          $ 2,200           $ 2,374             $   565             $ 2,832             $ 2,307
    Other Accounts                 209               825                  35                 900                 169
                               -------           -------             -------             -------             -------
                               $ 2,409           $ 3,199             $   600(A)          $ 3,732(B)          $ 2,476
                               =======           =======             =======             =======             =======

Reserve for Claims
 and Damages                   $ 4,713           $   720             $    52             $ 1,637(C)          $ 3,848
                               =======           =======             =======             =======             =======

Gas Turbine Maint
 Reserve                       $  (258)          $   622             $    --             $   566(C)          $  (202)
                               =======           =======             =======             =======             =======



(A) Includes collection of accounts previously written off of $579 in 1997, $813 in 1996, and $600 in 1995.

(B) Accounts considered uncollectible and charged off of $3,658 in 1997, $3,416 in 1996 and $3,732 in 1995.

(C) Payments of damage claims of $1,667 in 1997, $2,250 in 1996 and $1,637 in 1995 and maintenance expenses of $382 in 1997, $339 in 1996 and $566 in 1995.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-K




                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                           THE SECURITIES ACT OF 1934







For Year Ended December 31, 1997                   Commission File Number 1-4315





                       ORANGE AND ROCKLAND UTILITIES, INC.
             (Exact name of registrant as specified in its charter)



                                    EXHIBITS

                       ORANGE AND ROCKLAND UTILITIES, INC.
                                INDEX OF EXHIBITS
                                 1997 FORM 10-K

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

  * 4.31 Fourth Supplemental Indenture between the Company and the Bank of New York as Trustee regarding unsecured debt dated as of December 1, 1997. (Exhibit 4.5 to Company's Registration Statement on Form S-4, File No. 333-43953).

  *10.1 General Agreement: Bowline Point Generating Plant, dated as of October 10, 1969. (Exhibit 5(b) to Registration Statement No. 2-42156).

  *10.1A Amendment to the General Agreement: Bowline Point Generating Plant, dated May 31, 1996. (Exhibit 10.1A to Form 10-K for the fiscal year ended December 31, 1996 File No. 1-4315).

  *10.2 Financing Agreements, dated as of February 1, 1971. (Exhibit 5(a) to Registration Statement No. 2-42156).

  *10.2A          Amendment to Lease Agreement effective August 1, 1996.
                  (Exhibit 10.2A to Form 10-Q for the quarter ended March 31, 1997, File No. 1-4315).

   10.3 Orange and Rockland Utilities, Inc. Eligible Employees Compensation Deferral Plan (formerly the Officers Salary Deferral Plan), as amended and restated on June 5, 1997, effective January 1, 1998.

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

 +*10.11 Officers' Supplemental Retirement Plan, as amended and restated on June 5, 1997 effective July 1, 1997. (Exhibit
                  10.11 to Form 10-Q for the quarter ended June 30, 1997, File No. 1-4315).

 +*10.12          Incentive Compensation Plan, amended January 3, 1991. (Exhibit
                  10.12 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

   10.13          Severance Pay Plan, as amended and restated on November 6,
                  1997.

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

  *10.17B Eighth Amendment to the Coal Purchase and Sales Agreement among Orange and Rockland Utilities, Inc., Rawl Sales and Processing Company, and Massey Coal Sales, Inc., dated July 1, 1996. (Exhibit 10.17B to Form 10-K for the fiscal year ended December 31, 1996, File No. 1-4315).

 +*10.20 Orange and Rockland Utilities, Inc. Post Director Service Retainer Continuation Program, as amended and restated on June 5, 1997, effective July 1, 1997. (Exhibit 10.20 to Form 10-Q for the quarter ended June 30, 1997, File No. 1-4315).

  +10.22 Form of Severance Agreement entered into between Orange and Rockland Utilities, Inc. and each of R. J. Biederman, Jr., effective October 29, 1997; N. M. Jakobs, effective October 27, 1997; R. J. McBennett, effective October 27, 1997; and E.
                  M. McKenna, effective October 31, 1997.

  +10.22A Form of Agreement, amending Exhibit 10.22, entered into between Orange and Rockland Utilities, Inc. and each of R. J. Biederman, Jr., R. J. McBennett and E. M. McKenna, effective January 27, 1998 and N. M. Jakobs, effective January 8, 1998.

 +*10.26 Letter agreement dated September 29, 1994 between Orange and Rockland Utilities, Inc. and R. Lee Haney regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.26 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

  +10.26A         Agreement between Orange and Rockland Utilities, Inc. and R.
                  Lee Haney effective July 1, 1997, amending Exhibit 10.26.

 +*10.27 Letter agreement dated September 29, 1994 between Orange and Rockland Utilities, Inc. and D. Louis Peoples regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.27 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

  +10.27A         Agreement between Orange and Rockland Utilities, Inc. and D.
                  Louis Peoples effective July 1, 1997, amending Exhibit 10.27.

  +10.29 Orange and Rockland Utilities, Inc. Deferred Compensation Plan for Non-Employee Directors as amended and restated on February 5, 1998.

 +*10.30 Letter Agreement dated April 6, 1995 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.30 to Form 10-Q for the period ended June 30, 1995, File No. 1-4315).

  +10.30A         Agreement between Orange and Rockland Utilities, Inc. and G.
                  D. Caliendo effective July 1, 1997, amending Exhibit 10.30.

 +*10.31 Letter Agreement dated September 21, 1995 between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.31 to Form 10-Q for the period ended September 30, 1995, File No. 1-4315).

  +10.31A Agreement between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs effective July 1, 1997, amending Exhibit 10.31.

 +*10.36 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and D. L. Peoples regarding change in control arrangements. (Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +10.36A         Agreement between Orange and Rockland Utilities, Inc. and D.
                  L. Peoples dated July 23, 1997, amending Exhibit 10.36.

 +*10.37 Agreement dated January 21, 1996 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding change in control arrangements. (Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +10.37A         Agreement between Orange and Rockland Utilities, Inc. and G.
                  D. Caliendo dated July 23, 1997, amending Exhibit 10.37.

  +10.37B         Letter agreement between Orange and Rockland Utilities, Inc.
                  and G. D. Caliendo dated February 25, 1998, amending Exhibits
                  10.30 and 10.37.

 +*10.38 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and R. L. Haney regarding change in control arrangements. (Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +10.38A         Agreement between Orange and Rockland Utilities, Inc. and R.
                  L. Haney dated July 23, 1997, amending Exhibit 10.38.

  +10.38B         Letter agreement between Orange and Rockland Utilities, Inc.
                  and R. Lee Haney dated February 25, 1998, amending Exhibits
                  10.26 and 10.38.

 +*10.40 Long-Term Performance Share Unit Plan as amended, effective July 1, 1997. (Exhibit 10.40 to Form 10-Q for the quarter ended June 30, 1997, File No. 1-4315).

 +*10.41 Annual Team Incentive Plan effective January 1, 1995, described on pages 9-10 of the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 6, 1998 for its 1998 Annual Meeting of shareholders, which description is hereby incorporated by reference (File No. 1-4315).

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

  +10.44A         Agreement between Orange and Rockland Utilities, Inc. and L.
                  S. Brodsky effective July 1, 1997, amending Exhibit 10.44.

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

  *10.47          Eligible Employees' Insurance Program, effective July 1, 1997.
                  (Exhibit 10.48 to Form 10-Q for the quarter ended June 30, 1997, File No. 1-4315).

 +*10.48 Agreement and General Release dated August 27, 1997 between Orange and Rockland Utilities, Inc. and Larry S. Brodsky. (Exhibit 10.49 to Form 10-Q for the quarter ended September 30, 1997, File No. 1-4315).

   10.49 Management Employee Transition Program, as described in correspondence to employees, dated December 11, 1997 and January 9, 1998.

  *10.50 Settlement Agreement (Electric Rate and Restructuring Plan) dated November 6, 1997 among the Registrant, the New York State Department of Public Service, the New York State Department of Economic Development, the National Association of Energy Service Companies, the Joint Supporters, the Industrial Energy Users Association, the Independent Power Producers of New York, Inc. and Pace Energy Project in Case 96-E-0900 - In the Matter of Orange and Rockland Utilities, Inc.'s Plans for Electric Rate/Restructuring Pursuant to Opinion No. 96-12. (Exhibit 99.7 to Form 10-Q for the quarter ended September 30, 1997, File No. 1-4315).

   13 The Company's 1997 Annual Report to Shareholders to the extent incorporated by reference in this Form 10-K Annual Report for the fiscal year ended December 31, 1997. [Note: Except for those portions of such Annual Report expressly incorporated by reference in this Form 10-K Annual Report, such Annual Report is not deemed "filed" as part of the filing of this Form 10-K Annual Report.]

  *21 Subsidiaries of the Company. (Exhibit 21 to Company's Registration Statement on Form S-4, File No. 333-43953).

   24             Powers of Attorney.

   27             Financial Data Schedule.

  *99.1 Joint Cooperation Agreement between the Office of the Rockland County District Attorney and Orange and Rockland Utilities, Inc., dated November 3, 1993 (Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1993, File No. 1-4315).

  *99.2 NYPSC Order Adopting Terms of Settlement, Issued and Effective November 26, 1997, in Case 96-E-0900. (Exhibit 99.10 to Form 8-K dated November 25, 1997, File No. 1-4315).

   99.3 NYPSC Opinion (No. 97-20) and Order Adopting Terms of Settlement, Issued and Effective December 31, 1997, in Case 96-E-0900.

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