Form 10-Q
period 1998-03-31
ORANGE & ROCKLAND UTILITIES INC
filed 1998-05-14
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q
(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

 Common Stock - $5 Par Value                 13,518,779 shares
           (Class)                   (Outstanding at April 30, 1998)


                                TABLE OF CONTENTS



                                                          Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited) at
          March 31, 1998 and December 31, 1997                       1

          Consolidated Statements of Income (Unaudited)
          for the three months ended March 31, 1998
          March 31, 1997                                             3

          Consolidated Cash Flow Statements (Unaudited)
          for the three months ended March 31, 1998
          and March 31, 1997                                         5

          Notes to Consolidated Financial Statements                 6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              8


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                         15

ITEM 4.   Submission of Matters to a Vote of Security Holders       18

ITEM 6.   Exhibits and Reports on Form 8-K                          19

Signatures                                                          21

                         PART I.  FINANCIAL INFORMATION

Item I.   Financial Statements

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                                     Assets
                                                     March 31,   December 31,
                                                        1998         1997
                                                     (Thousands of Dollars)
Utility Plant:
Electric                                            $1,048,587   $1,047,857
Gas                                                    232,771      232,206
Common                                                  64,570       64,570
  Utility Plant in Service                           1,345,928    1,344,633
Less accumulated depreciation                          480,773      471,865
  Net Utility Plant in Service                         865,155      872,768
Construction work in progress                           70,121       63,445
  Net Utility Plant                                    935,276      936,213

Non-utility Property:
Non-utility property                                    11,653       11,651
Less accumulated depreciation, depletion
  and amortization                                       1,148        1,109
  Net Non-utility Property                              10,505       10,542

Current Assets:
Cash and cash equivalents                                4,253        3,513
Temporary cash investments                                 518          518
Customer accounts receivable, less allowance for
  uncollectible accounts of $2,628 and $2,530           60,555       61,817
Accrued utility revenue                                 19,848       22,869
Other accounts receivable, less allowance for
  uncollectible accounts of $306 and $258                9,690       20,450
Materials and supplies (at average cost)                25,213       35,269
Prepaid property taxes                                  22,301       21,575
Prepayments and other current assets                    23,605       21,469
  Total Current Assets                                 165,983      187,480

Deferred Debits:
Income tax recoverable in future rates                  75,353       74,731
Deferred revenue taxes                                  10,466       10,923
Deferred pension and other postretirement benefits       8,051        9,334
IPP settlements                                         12,625       14,238
Unamortized debt expense (amortized over term
  of securities)                                        10,979       11,153
Other deferred debits                                   31,176       29,705
  Total Deferred Debits                                148,650      150,084

Net Assets of Discontinued Operations                    1,476        1,645

     Total                                          $1,261,890   $1,285,964

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                         Capitalization and Liabilities
                                                      March 31, December 31,
                                                         1998        1997
                                                      (Thousands of Dollars)
Capitalization:
Common stock (13,518,737 & 13,589,011 shares
  outstanding)                                        $  67,594  $  67,945
Premium on capital stock                                132,300    132,985
Capital stock expense                                   (6,056)    (6,084)
Retained earnings                                       183,625    181,473
  Total                                                 377,463    376,319
Non-redeemable preferred stock (428,443 shares
  outstanding)                                           42,844     42,844
Non-redeemable cumulative preference stock
  11,548 and 11,639 shares outstanding)                     376        379
  Total Non-Redeemable Stock                             43,220     43,223
Long-term debt                                          356,637    356,637
  Total Capitalization                                  777,320    776,179

Non-current Liabilities:
Reserve for claims and damages                            4,187      4,591
Post-retirement benefits                                 13,207     15,334
Pension costs                                            44,841     43,618
Obligations under capital leases                          1,603      1,646
  Total Non-current Liabilities                          63,838     65,189

Current Liabilities:
Notes payable and obligations due within one year       121,398    130,609
Accounts payable                                         38,830     57,630
Accrued Federal income and other taxes                   10,591      2,929
Refundable fuel and gas costs                             6,018      3,848
Refunds to customers                                      1,292        986
Other current liabilities                                25,044     30,678
  Total Current Liabilities                             203,173    226,680

Deferred Taxes and Other:
Deferred Federal income taxes                           191,927    192,514
Deferred investment tax credits                          14,289     14,482
Accrued Order 636 transition costs                        1,340      1,340
Other deferred credits                                   10,003      9,580
  Total Deferred Taxes and Other                        217,559    217,916



     Total                                           $1,261,890 $1,285,964

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                                                    Three Months
                                                   Ended March 31,
                                                     1998      1997
                                                (Thousands of Dollars)
Operating Revenues:
Electric                                        $106,096   $107,101
Gas                                               58,826     77,906
  Total Utility Revenues                         164,922    185,007
Diversified Activities                               159        312
  Total Operating Revenues                       165,081    185,319

Operating Expenses:
Operations:
  Fuel used in electric production                16,274     12,414
  Electricity purchased for resale                15,987     18,856
  Gas purchased for resale                        30,955     48,117
  Other expenses of operation                     34,225     32,586
Maintenance                                        7,292      8,959
Depreciation and amortization                      8,561      9,377
Taxes other than income taxes                     23,804     26,152
Federal income taxes                               6,501      7,463
  Total Operating Expenses                       143,599    163,924

Income from Operations                            21,482     21,395

Other Income and (Deductions):
Allowance for other funds used during
  construction                                        (3)        15
Investigation costs                                    -     (3,390)
Other - net                                          621         12
Taxes other than income taxes                        (70)       (66)
Federal income taxes                                 (51)     1,409
  Total Other Income and (Deductions)                497     (2,020)

Income Before Interest Charges                    21,979     19,375

Interest Charges:
Interest on long-term debt                         5,945      6,150
Other interest                                     2,557      1,542
Amortization of debt premium, expense-net            283        397
Allowance for borrowed funds used
  during construction                               (610)      (228)
  Total Interest Charges                           8,175      7,861

Income from Continuing Operations                 13,804     11,514

                                   (continued)

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                                   (continued)
                                                    Three Months
                                                   Ended March 31,
                                                     1998       1997
                                               (Thousands of Dollars)
Discontinued Operations:
Loss from discontinued operations
   net of related income taxes                   $     -   $ (4,598)

Net Income                                        13,804      6,916

Dividends on preferred and preference
  stock, at required rates                           700        700

Earnings applicable to common stock              $13,104    $ 6,216

Average number of common shares
  outstanding(000's)                              13,520     13,654

Basic Earnings Per Average Common Share
  Outstanding:
Continuing Operations                            $   .97    $   .79
Discontinued Operations                                -       (.33)

  Total                                          $   .97    $   .46

Dividends declared per common share
  outstanding                                    $  .645    $  .645

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  Consolidated Cash Flow Statements (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                           1998        1997
                                                       (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                $13,804   $6,916
Adjustments to reconcile net income to net cash provided
  by (used in)operating activities:
  Depreciation and amortization                             8,449    9,265
  Deferred Federal income taxes                            (1,333)  (2,252)
  Deferred investment tax credit                             (193)    (198)
  Deferred and refundable fuel and gas costs                2,170    4,781
  Allowance for funds used during construction               (607)    (244)
  Other non-cash charges                                      705      752
  Changes in certain current assets and liabilities:
     Accounts receivable (net) and
       accrued utility revenues                            15,043   (4,859)
     Materials and supplies                                10,056    8,059
     Prepaid property taxes                                  (726)    (977)
     Prepayments and other current assets                  (2,136)    (300)
     Operating accounts payable                           (18,800) (23,741)
     Accrued Federal income and other taxes                 7,662   10,260
     Accrued interest                                      (2,362)  (2,771)
     Refunds to customers                                     306      506
     Other current liabilities                             (3,271)  (4,461)
  Discontinued operations                                     169    1,804
  Other-net                                                 1,481    5,871
  Net Cash Provided from Operations                        30,417    8,411
Cash Flow from Investing Activities:
Additions to plant                                         (8,357) (12,082)
Temporary cash investments                                     --      769
Allowance for funds used during construction                  607      244
  Net Cash Used in Investing Activities                    (7,750) (11,069)
Cash Flow from Financing Activities:
Proceeds from:
  Issuance of long-term debt                                   --   20,056
Retirements of:
  Common Stock                                             (3,225)      --
  Preference and preferred stock                               --   (1,390)
  Long-term debt                                              (10) (20,114)
  Capital lease obligations                                   (39)      --
Net borrowings (repayments) under
  short-term debt arrangements*                            (9,215)  16,530
Dividends on preferred and common stock                    (9,438)  (9,536)
Net Cash Used in Financing Activities                     (21,927)   5,546
Net Change in Cash and Cash Equivalents                       740    2,888
Cash and Cash Equivalents at Beginning of Period            3,513    3,321
Cash and Cash Equivalents at End of Period                $ 4,253  $ 6,209
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest, net of amounts capitalized                    $10,226  $10,456
  Federal income taxes                                     $3,000       --
*Debt with maturities of 90 days or less.
The accompanying notes are an integral part of these statements.


              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 31, 1998, the consolidated statements of income for the three month periods ended March 31, 1998 and 1997, and the consolidated cash flow statements for the three month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments and the adjustments necessitated by the discontinued operations) necessary to fairly present the financial position and results of operations at March 31, 1998, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1997 have been derived from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements, notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the consolidated financial statements, the review of the Company's results of operations and financial condition and the notes to consolidated financial statements included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro-rata share of an unincorporated joint venture. All intercompany balances and transactions have been eliminated.

4. Contingencies at March 31, 1998 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1997 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1997 Form 10-K Annual Report, and in Item 3, Legal Proceedings of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1997, except changes in the status of regulatory matters which are updated in Part I, Item 2 under the caption "Regulatory Activities" and the status of certain Legal Proceedings which are updated in Part II, Item I, "Legal Proceedings".

5. In August 1997, Norstar Management, Inc. ("NMI"), a wholly owned indirect subsidiary of the Company, sold certain of the assets of NORSTAR Energy Limited Partnership ("NORSTAR"), a natural gas services and marketing company of which NMI is the general partner. During the first quarter of 1998, NMI continued to wind down the remaining portion of the NORSTAR
    business.  All activity has been completed with the    exception of
    finalizing the remaining accounts receivable and payable balances. The resolution of these items is not expected to have a material effect on the Company's 1998 consolidated financial position or results of operations.

6. Certain amounts from prior years have been reclassified to conform with the current year presentation.


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations



Financial Condition:

                        Financial Performance

The Company's consolidated earnings per average common share outstanding for the first quarter of 1998 were $0.97 as compared to $0.46 for the first quarter of 1997. Discontinued operations had no effect on the first quarter of 1998 and accounted for a loss of $(0.33) per share for the first quarter of 1997. Settlement costs related to litigation with the Company's former Chairman had no effect on the first quarter of 1998 and accounted for a loss of $(0.16) per share for the first quarter of 1997. Fluctuations within the components of earnings are discussed in the "Results of Operations." The average number of common shares outstanding was 13.5 million for the first quarter of 1998 and
13.7 for the first quarter of 1997.

The return on average common equity from continuing operations for the twelve months ended March 31, 1998 was 11.81% as compared to 11.35% for the twelve months ended March 31, 1997. The return on average common equity, including the effect of discontinued operations, for the twelve months ended March 31, 1998 was 8.99% as compared to 9.33% for the twelve months ended March 31, 1997.


                         Capital Resources and Liquidity

At March 31, 1998, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $140.0 million. The Company borrows under the lines of credit through the issuance of promissory notes to the banks. However, the Company primarily utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. The average daily balance of short-term borrowings for the three months ended March 31, 1998 amounted to $125.5 million at an effective interest rate of 5.9% as compared to $93.7 million at an effective interest rate of 5.8% for the same period of 1997. The average daily balance of temporary cash investments for the three months ended March 31, 1998 was $0.5 million with an effective interest rate of 5.1% compared to $1.3 million at an effective interest rate of 5.2% for the same period of 1997. The non-utility subsidiaries of the Company and of Rockland Electric Company ("RECO"), a wholly owned utility subsidiary of the Company, had no bank lines of credit at March 31, 1998.

On December 18, 1997, the Company issued $80 million of 6 1/2% Debentures due 2027 (Series E)(the "Series E Debentures"). The proceeds of the Series E Debentures were used to repay promissory notes issued for the purpose of redeeming two series of the Company's long term debt aggregating $80 million principal amount which matured during October 1997. The Series E Debentures were not registered under the Securities Act of 1933 (the "1933 Act") and were sold to qualified institutional buyers pursuant to Rule 144A of the 1933 Act. Pursuant to an agreement in connection with the sale of the Series E Debentures, the Company, in January 1998, registered $80 million of 6 1/2% Debentures due 2027 (Series F)(the "Series F Debentures") under the 1933 Act. The Series F Debentures are substantially identical to the Series E Debentures and were offered to holders of the Series E Debentures in exchange for the Series E Debentures. On March 3, 1998, all of the Series E Debentures were exchanged for the Series F Debentures.

During December 1997,the Company initiated a Common Stock Repurchase Program. Pursuant to an Order of the New York Public Service Commission ("NYPSC"), the Company has authority to repurchase up to 700,000 shares of its common stock not later than December 31, 1999 in the open market or through privately negotiated transactions. During February, 1998, the Company temporarily suspended the Common Stock Repurchase Program. Through March 31, 1998, 136,300 shares of the Company's common stock have been repurchased at an average price of $45.75 per share.

The Company currently has no plans for the issuance of additional debt or equity securities.


                              Regulatory Activities

New York Competitive Opportunities Proceeding

Electric:

Reference is made to Item 3, Legal Proceedings, under the caption "New York Competitive Opportunities Proceeding" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for a description of the NYPSC Competitive Opportunities Proceeding (Case Nos. 94-E-0952 and 96-E-0900). On February 13, 1998, in accordance with the Settlement in the Company's Competitive Opportunities Proceeding(Case E-0900), the Company filed proposed unbundled tariffs. The unbundled filing separates the Company's existing tariffs into production, transmission, distribution and customer cost categories. The Company expects this phase of the Competitive Opportunities proceeding to continue throughout the remainder of 1998.

In addition, on April 16, 1998, the NYPSC issued an order (the "April 16, 1998 Order") authorizing the process for auctioning the Company's generating assets. The NYPSC required that the Company and Consolidated Edison Company of New York, Inc. ("Con Edison") modify their agreement for the joint auction of the Bowline Plant. The Company and Con Edison had agreed that the gross proceeds from the auction of the Bowline Plant, including those from the sale of an adjacent 97 acre parcel of land, would be allocated 70% to Con Edison and 30% to the Company, until Con Edison receives a maximum premium of $9 million. The premium would be calculated by multiplying the difference between 70% and 66 2/3% (i.e., 3 1/3%) by the gross proceeds. Once the maximum premium is reached, any additional gross proceeds would be allocated two-thirds to Con Edison and one-third to the Company.

The NYPSC found this arrangement to be unreasonable. According to the NYPSC, such a premium would be appropriate, however, if it is triggered when proceeds from the sale of the plant exceed the Company's total costs (book value, taxes and auction transaction costs). In addition, the Commission ruled that since the Company is the sole owner of the adjacent 97 acre parcel of land, that parcel should be treated as a Company asset. Con Edison should not share in the proceeds from the sale of that parcel.

On May 1, 1998, the Company and Con Edison filed with the NYPSC a revised agreement, dated April 30, 1998, which complies with the requirements of the April 16, 1998 Order for the joint auction of the Bowline Plant. The Company requested that the NYSPC review and approve expeditiously this revised agreement, in order that the Company can commence its auction process.

The April 16, 1998 Order also required that the Company submit to the NYPSC a written statement of unconditional acceptance of the modifications and conditions to the Company's proposed process for auctioning its generating assets, set forth in the April 16, 1998 Order. By letter dated April 30, 1998, the Company unconditionally accepted those modifications and conditions.

The Company is unable to predict the outcome of this regulatory proceeding or its effect on the Company's consolidated financial position or results of operations. However, the Company anticipates that it will commence the auction of the generating assets during 1998.


Gas:

Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, under the caption "Regulatory Matters - Competition," for a discussion of the transition to a competitive natural gas market. On April 1, 1998, the Company filed "Plans of Orange and Rockland Utilities, Inc. to Mitigate Stranded Costs" in Case 93-G-0932, the New York gas restructuring proceeding. The Company's plan indicates that the Company has not incurred stranded costs to date as a result of its natural gas restructuring program. As the transition to a competitive retail market develops, the Company will determine what supply, transportation and storage contracts it will maintain. Whether the Company incurs stranded costs in the future will depend upon the continuing development of the gas transportation market on the Company's distribution system and further NYPSC action in restructuring the New York gas market. The NYPSC has not yet acted on the Company's filing. The Company is unable to predict the outcome of regulatory initiatives undertaken in this regard or the effect on the Company's consolidated financial position or results of operations.

New Jersey Energy Master Plan

Reference is made to Items 3, Legal Proceedings under the caption "New Jersey - Energy Master Plan" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for information regarding the New Jersey Board of Public Utilities ("NJBPU") Order "Adopting and Releasing Final Report in its Energy Master Plan Phase II Proceeding to Investigate the Future Structure of the Electric Power Industry (Docket No. EX 94120585Y)." The Order required RECO and other New Jersey investor owned electric utilities each to file unbundled rates, a stranded cost proposal and a restructuring plan. Hearings were conducted in the stranded cost and unbundled rates phases before an Administrative Law Judge. The NJBPU issued an order modifying the return date for a decision from the Administrative Law Judge in the stranded cost and unbundled rates phases from May 15, 1998 to June 30, 1998. Hearings in the restructuring phase scheduled for May, 1998 will be heard directly by the NJBPU. The NJBPU has indicated that it will rule on these filings by October 1998. It is not possible to predict the outcome of the NJBPU proceeding or its effect, if any, on the Company's consolidated financial position or results of operations.





                              QUARTERLY COMPARISON

Results of Operations

The Company's total consolidated earnings per average common share outstanding for the first quarter of 1998 amounted to $0.97 per share as compared to $0.46 per share for the first quarter of 1997.

The lower earnings experienced during the first quarter of 1997 were primarily the result of the loss of $(0.33) per share experienced by the Company's now discontinued gas marketing subsidiary operations as well as a loss of $(0.16) per share due to settlement costs related to litigation with a former Chairman and Chief Executive Officer of the Company. During the first quarter of 1998, utility operating gas revenues were adversely affected by the below-normal sales resulting from the warm winter weather, the effect of which was somewhat mitigated by the Company's gas weather normalization clause as described below. Also partially offsetting the effect of lower gas sales was the Company's continued success in containing utility operation and maintenance expenses.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $20.1 million during the first quarter of 1998 as compared to the same quarter of 1997, as a result of lower fuel cost recoveries, lower gas sales and the reduction in electric base rates effective December, 1997.

Electric operating revenues during the current quarter were $106.1 million as compared to $107.1 million for the first quarter of 1997, a decrease of $1.0 million.

Actual total sales of electric energy to retail customers during the first quarter of 1998 were 1,129,511 megawatt hours ("Mwh"), compared with 1,116,718 Mwh during the comparable period a year ago. Revenues associated with these sales were $101.7 million during the current quarter compared to $104.7 million during the first quarter of 1997. This decrease in revenue was the result of base rate reductions and lower fuel cost recoveries partially offset by slightly higher sales. Sales to other utilities for the first quarter of 1998 amounted to 120,977 Mwh with revenues of $3.4 million compared to 67,924 Mwh and $1.5 million of revenue in 1997. Revenue from these sales are primarily a recovery of costs, and under the applicable tariff regulations, have a minimal impact on earnings.

Gas operating revenues during the current quarter were $58.8 million compared to $77.9 million for the first quarter of 1997, a decrease of $19.1 million. This decrease is primarily the result of a decrease in the volume of gas sold and the timing of fuel cost recoveries.

Record warm weather conditions during the first quarter of 1998 resulted in a decrease in gas sales when compared to the first quarter of 1997. Sales to firm customers during the first quarter of 1998 totaled 7,860 million cubic feet ("Mmcf"), compared with 8,996 Mmcf during the same period a year ago. Gas revenues from firm customers were $54.7 million, compared with $72.6 million in the first quarter of 1997. The level of revenues from gas sales in New York is subject to a weather normalization clause that compares actual gas heating season sales levels as measured by heating degree days to the number of forecasted degree days used to establish gas base revenue requirements. To the extent that actual degree days differ from forecasted degree days by more than 2.2%, a revenue adjustment is recorded and the difference is either refunded to or collected from firm gas customers. Interruptible gas sales were 873 Mmcf for the first quarter of 1998 compared to 878 Mmcf for the same period of 1997. Revenues from interruptible customers were $2.9 million for the first quarter of 1998 compared to $3.9 million for the first quarter of 1997.

Fuel, Purchased Electricity and Purchased Gas Costs

The cost of fuel used in electric production and purchased electricity costs amounted to $32.3 million for the first quarter of 1998 compared to $31.3 million for the first quarter of 1997, an increase of $1.0 million. This increase reflects the increase in demand for electricity, which was partially offset by a decrease in fuel prices.

Purchased gas costs for utility operations were $31.0 million in the first quarter of 1998 compared to $48.1 million in 1997, a decrease of $17.1 million. This decrease in gas costs is attributable to the lower volume of gas purchased for resale and a reduction in price.

Other Operating and Maintenance Expenses

The Company's total operating expenses excluding fuel, purchased power and gas purchased for resale for the first quarter of 1998 decreased by $4.2 million when compared with the same period in 1997. Utility operating expenses decreased by $4.3 million. Diversified operations expenses increased by $0.1 million.

The decrease in utility operating expenses is the result of reductions in taxes other than income taxes of $2.3 million, lower depreciation and amortization expenses of $0.8 million and lower Federal income tax expense of $0.9 million. The reduction in taxes other than income taxes is primarily due to the change necessitated by the New Jersey Uniform Transitional Utilities Assessment Act which, although it resulted in a change in the method of recording the tax, did not effect the Company's tax liability or the Company's net income for the period. Depreciation and amortization expense decreased due to the regulatory adjustments approved in the New York Electric Restructuring Case. Federal income tax expense decreased due to lower taxable income. Other operation and maintenance expenses decreased by $0.3 million.

Diversified Activities

The Company's diversified activities consist of energy services and land development businesses conducted through wholly owned non-utility subsidiaries.

Revenues from diversified activities were $159,000 for the first quarter of 1998 compared with $312,000 a year ago.


Other Income, Deductions and Interest Charges - Net
Other income, net of interest charges and other deductions, increased by $2.2 million during the first quarter of 1998 when compared to the same quarter of 1997. This is primarily the result of lower investigation charges, partially offset by higher interest on a higher average level of short term borrowings.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of a petition filed by the Company, the six other New York State investor-owned electric utilities, and the Energy Association of New York State ("Petitioners') in the New York State Supreme Court pursuant to Article 78 of the New York Civil Practice Law and Rules challenging the NYPSC's May 20, 1996 Order in the NYPSC Competitive Opportunities Proceeding, (Case Nos. 94-E-0952 and 96-E-0900). By Decision and Order on Motion dated April 7, 1998, the Appellate Division has granted a motion to extend the time to perfect appeals to July 6, 1998.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of matters related to the Cottman Avenue/Metal Bank Superfund Site in Philadelphia, Pennsylvania. The United States Environmental Protection Agency ("EPA") has notified the Company and other potentially responsible parties ("PRP") that the deadline for responding to the letter received by the Company on February 10, 1998 has been extended to May 26, 1998. In addition, the Company has received a package of information from the Metal Bank Group which, inter alia, changes the Company's allocated share to 4.34% and which sets forth an amount ($536,519.00) which the Metal Bank Group believes the Company should pay for the Company's pro rata share of past expenses incurred by the Group in conducting a remedial investigation and feasibility study at the Site. The Company will negotiate with the Metal Bank Group concerning these matters. The Company is unable at this time to estimate the Company's share, if any, of past or future costs at this site.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of six former Manufactured Gas Plant ("MGP") sites which were owned or operated by the Company or its predecessors. The Company has prepared revised work plans for the initial three MGP sites based on comments received from the New York State Department of Environmental Conservation ("DEC"), and is awaiting DEC approval of the revised work plans. As to the two additional sites for which the Company had submitted draft work plans to the DEC, the DEC has approved these work plans and the Company has commenced the site investigation work at those sites. The Company will be preparing reports relative to this site investigation work.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of a litigation entitled Crossroads Cogeneration Corporation v. Orange and Rockland Utilities, Inc., filed in the United States District Court for the District of New Jersey. The United States Court of Appeals for the Third Circuit heard oral argument on Crossroads' appeal on April 23, 1998, and has reserved decision.
The Company is unable to predict the outcome of this proceeding or its effect on the Company's consolidated financial position or results of operations.

Reference is made to Item 5, Other Events, in the Company's Current Report on Form 8-K dated March 9, 1998, for a description of a litigation entitled Virgilio Ciullo, et al. v. Orange and Rockland Utilities, Inc., et al. In response to the motion to dismiss filed by the O&R Defendants and the Company on March 30, 1998, plaintiffs have filed a Verified Amended Complaint and a Memorandum of Law in Support of Their Answer to Defendants' Motion to Dismiss the Complaint. Plaintiffs take the position that the Verified Amended Complaint moots the motion to dismiss. The Verified Amended Complaint essentially seeks the same relief as the original Complaint (including a broader request for an accounting and an increase in the $15 million claim (referred to in the Form 8-
K) to $23 million) and contains additional allegations which Plaintiffs claim will cure any deficiencies in the original Complaint. In addition, the Verified Amended Complaint adds Andersen Consulting LLP as a defendant. The O&R Defendants and the Company plan to move to dismiss the Verified Amended Complaint.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q Quarterly Report, for a description of the NYPSC Competitive Opportunities Proceeding (Case Nos. 94-E-0952 and 96-E-0900). The Public Utility Law Project of New York, Inc. ("PULP"), by complaint dated April 30, 1998, has instituted an action against the NYPSC, the New York State Department of Public Service ("NYDPS") and the Company. PULP contends that the NYPSC, in its Opinion No. 97-20 approving the Company's Electric Rate and Restructuring Plan, exceeded its statutory authority when it ordered the Company to file tariffs providing for retail wheeling service to all customer classes. PULP claims that the expenditure of state funds by the defendants NYPSC and NYDPS to implement the provision of residential electric service by energy services companies violates the Home Energy Fair Practices Act and is a wrongful application of state funds. PULP also contends that Opinion No. 97-20 establishes rules for the provision of retail energy services in violation of the State Administrative Procedure Act. The Company plans to file a motion to dismiss. The Company is unable to predict the outcome of this regulatory proceeding and the effect on the Company's consolidated financial position or results of operations.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q Quarterly Report, for a description of proceedings relating to the transition to a competitive natural gas market. The Company is unable to predict the outcome of regulatory initiatives undertaken in this regard or the effect on the Company's consolidated financial position or results of operations.

Forward-Looking Information

The Company has made forward-looking statements in this document with respect to the financial condition, results of operations and business of the Company in the future, which involve certain risks and uncertainties. Forward-looking statements are included in Item 1 of Part I of this Form 10-Q in the Notes to Consolidated Financial Statements as well as in this Item 1 under the caption "Legal Proceedings" with respect to certain pending litigation matters. For all of those statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


Item 4.  Submission of Matters to a Vote of Security Holders:

(a)  The Company's Annual Meeting of Shareholders was held on April 8, 1998.

(b) At the Annual Meeting of Shareholders on April 8, 1998, the following directors were elected for a three-year term expiring at the Annual Meeting of Shareholders in 2001: Robert E. Mulcahy III, James F. O'Grady, Jr. and
     D. Louis Peoples. The terms of office of the following Directors continued after the meeting: Ralph M. Baruch, J. Fletcher Creamer, Michael J. DelGiudice, Jon F. Hanson, Kenneth D. McPherson, Frederic V. Salerno and Linda C. Taliaferro.

(c) The following matters were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on April 8, 1998:

     1. The Company's nominees for election as Directors were approved by the following vote:

                                   Shares      Shares    Broker
                                     For      Withheld  Non-Votes

          Robert E. Mulcahy III 11,190,147    356,097     N/A
          James F. O'Grady, Jr. 11,187,286    358,958     N/A
          D. Louis Peoples      11,201,972    344,272     N/A

     2. A proposal to appoint the firm of Arthur Andersen LLP, independent public accountants, to audit the books, records and accounts of the Company and its subsidiaries for the year 1998 was approved by the following vote:

            Shares        Shares        Shares       Broker
              For        Against      Abstaining    Non-Votes

          11,275,480     113,580        157,184        N/A


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.52  -  Agreement among the Company, Consolidated
                    Edison, Inc., C Acquisition Corp. and G. D. Caliendo, dated May 10, 1998, providing for the termination of Mr. Caliendo's employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and G. D. Caliendo dated January 21, 1996.

          10.53  -  Agreement among the Company, Consolidated
                    Edison, Inc., C Acquisition Corp. and R. Lee Haney, dated May 10, 1998, providing for the termination of Mr. Haney's employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and R. Lee Haney dated January 22, 1996.

          10.54  -  Agreement among the Company, Consolidated
                    Edison, Inc., C Acquisition Corp. and Robert McBennett, dated May 10, 1998, providing for the termination of Mr. McBennett's employment with the Company at the later of the effective time of the Merger or July 1, 1999 and the payment of certain amounts in accordance with the severance agreement between the Company and Robert McBennett dated October 27, 1997.

          10.55  -  Agreement among the Company, Consolidated
                    Edison, Inc., C Acquisition Corp. and D. Louis Peoples, dated May 10, 1998, providing for the termination of Mr. People's employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and D. Louis Peoples dated January 22, 1996.

          27     -  Financial Data Schedule.

          99.14 - The Company's Final Divestiture Plan as approved by the NYPSC on April 8, 1998

      (b) Reports on Form 8-K

          On February 6, 1998, the Company filed a Current Report on Form 8-K dated February 5, 1998 regarding the election of Michael J. Del Giudice to the position of Chairman of the Company's Board of Directors.

          On April 1, 1998, the Company filed a Current Report on Form 8-K dated March 9, 1998 regarding a lawsuit brought against the Company by three alleged shareholders.

            On April 9, 1998, the Company filed a Current Report on Form 8-K dated April 8, 1998 regarding the approval by the NYPSC of the Company's Final Divestiture Plan.

            On May 12, 1998, the Company filed a Current Report on Form 8-K dated May 10, 1998 regarding the definitive Agreement and Plan of Merger, dated as of May 10, 1998, entered into on May 10, 1998 by and among the Company, Consolidated Edison, Inc., a New York corporation ("CEI"), and C Acquisition Corp., a New York corporation and a wholly-owned subsidiary of CEI.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ORANGE AND ROCKLAND UTILITIES, INC.
                                          (Registrant)



Date: May 14, 1998            By ROBERT J. McBENNETT
                                 Robert J. McBennett
                                 Treasurer





Date: May 14, 1998            By EDWARD M. McKENNA
                                 Edward M. McKenna
                                 Controller