Form 10-Q
period 1998-06-30
ORANGE & ROCKLAND UTILITIES INC
filed 1998-08-12
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q
(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

 Common Stock - $5 Par Value                 13,519,349 shares
           (Class)                    (Outstanding at July 31, 1998)


                        TABLE OF CONTENTS



                                                          Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited) at
          June 30, 1998 and December 31, 1997               1

          Consolidated Statements of Income (Unaudited)
          for the three months and six months ended
          June 30, 1998 and June 30, 1997                   3

          Consolidated Cash Flow Statements (Unaudited)
          for the six months ended June 30, 1998
          and June 30, 1997                                 5

          Notes to Consolidated Financial Statements        6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                18

ITEM 6.   Exhibits and Reports on Form 8-K                 20

Signatures

                       PART I.  FINANCIAL INFORMATION

Item I.   Financial Statements

            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                                   Assets

                                                                                    June 30,  December 31,
                                                                                      1998         1997
                                                                                    (Thousands of Dollars)
Utility Plant:
Electric                                                                          $1,050,008   $1,047,857
Gas                                                                                  234,649      232,206
Common                                                                                93,868       64,570
  Utility Plant in Service                                                         1,378,525    1,344,633
Less accumulated depreciation                                                        489,819      471,865
  Net Utility Plant in Service                                                       888,706      872,768
Construction work in progress                                                         50,822       63,445
  Net Utility Plant                                                                  939,528      936,213

Non-utility Property:
Non-utility property                                                                  11,663       11,651
Less accumulated depreciation, depletion
  and amortization                                                                     1,187        1,109
  Net Non-utility Property                                                            10,476       10,542

Current Assets:
Cash and cash equivalents                                                              7,047        3,513
Temporary cash investments                                                               518          518
Customer accounts receivable, less allowance for
  uncollectible accounts of $2,774 and $2,530                                         48,306       61,817
Accrued utility revenue                                                               24,047       22,869
Other accounts receivable, less allowance for
  uncollectible accounts of $212 and $258                                             12,171       20,450
Materials and supplies (at average cost)                                              27,703       35,269
Prepaid property taxes                                                                12,467       21,575
Prepayments and other current assets                                                  38,310       21,469
  Total Current Assets                                                               170,569      187,480

Deferred Debits:
Income tax recoverable in future rates                                                74,869       74,731
Deferred revenue taxes                                                                11,340       10,923
Deferred pension and other post retirement benefits                                    8,455        9,334
IPP settlement costs                                                                  10,425       14,238
Unamortized debt expense (amortized over term
  of securities)                                                                      10,701       11,153
Other deferred debits                                                                 31,111       29,705
  Total Deferred Debits                                                              146,901      150,084

Net Assets of Discontinued Operations                                                  1,112        1,645

     Total                                                                        $1,268,586   $1,285,964

The accompanying notes are an integral part of these statements.


            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                       Capitalization and Liabilities

                                                                                     June 30, December 31,
                                                                                       1998        1997
                                                                                    (Thousands of Dollars)
Capitalization:
Common stock (13,519,327 & 13,589,011 shares
  outstanding)                                                                      $  67,596  $  67,945
Premium on capital stock                                                              132,310    132,985
Capital stock expense                                                                  (6,045)    (6,084)
Retained earnings                                                                     169,853    181,473
  Total                                                                               363,714    376,319
Non-redeemable preferred stock (428,443 shares
  outstanding)  (Note 7)                                                                    -     42,844
Non-redeemable cumulative preference stock
  (11,144 and 11,639 shares outstanding)   (Note 7)                                         -        379
  Total Non-Redeemable Stock                                                                -     43,223
Long-term debt                                                                        356,636    356,637
  Total Capitalization                                                                720,350    776,179

Non-current Liabilities:
Reserve for claims and damages                                                          4,613      4,591
Postretirement benefits                                                                12,996     15,334
Pension costs                                                                          45,520     43,618
Obligations under capital leases                                                        1,561      1,646
  Total Non-current Liabilities                                                        64,690     65,189

Current Liabilities:
Notes payable and obligations due within one year (Note 7)                            178,108    130,609
Accounts payable                                                                       48,129     57,630
Accrued Federal income and other taxes                                                  2,062      2,929
Refundable fuel and gas costs                                                           3,177      3,848
Refunds to customers                                                                    1,613        986
Other current liabilities                                                              35,857     30,678
  Total Current Liabilities                                                           268,946    226,680

Deferred Taxes and Other:
Deferred Federal income taxes                                                         193,663    192,514
Deferred investment tax credits                                                        14,097     14,482
Accrued Order 636 transition costs                                                      1,340      1,340
Other deferred credits                                                                  5,500      9,580
  Total Deferred Taxes and Other                                                      214,600    217,916


     Total                                                                         $1,268,586 $1,285,964

The accompanying notes are an integral part of these statements.


            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)


                                                                     Three Months       Six Months
                                                                    Ended June 30,    Ended June 30,
                                                                   1998      1997      1998     1997
                                                                         (Thousands of Dollars)
Operating Revenues:
Electric                                                         $115,748  $111,879  $221,844  $218,980
Gas                                                                23,602    25,146    82,428   103,052
  Total Utility Revenues                                          139,350   137,025   304,272   322,032
Diversified Activities                                                199       170       358       482
  Total Operating Revenues                                        139,549   137,195    304,630   322,514

Operating Expenses:
Operations:
  Fuel used in electric production                                 25,875    15,770    42,149    28,184
  Electricity purchased for resale                                10,183    14,004    26,170    32,860
  Gas purchased for resale                                         12,510    13,800    43,465    61,917
  Other expenses of operation                                      34,146    36,321    68,371    68,908
Maintenance                                                        10,737     9,028    18,029    17,987
Depreciation and amortization                                       8,740     8,838    17,301    18,215
Taxes other than income taxes                                      21,532    23,435    45,336    49,587
Federal income taxes                                                3,114     2,931     9,615    10,394
  Total Operating Expenses                                        126,837   124,127   270,436   288,052

Income from Operations                                             12,712    13,068    34,194    34,462

Other Income and (Deductions):
Allowance for other funds used during
  construction                                                          6        19         3        34
Investigation costs                                                     -         -         -    (3,390)
Other - net                                                            27       740       648       752
Taxes other than income taxes                                         (68)      (66)     (138)     (132)
Federal income taxes                                                  143       (19)       92     1,390
  Total Other Income &(Deductions)                                   108       674       605    (1,346)

Income Before Interest Charges                                     12,820    13,742    34,799    33,116

Interest Charges:
Interest on long-term debt                                          6,016     6,011    11,961    12,161
Other interest                                                      1,927     1,773     4,484     3,315
Amortization of debt premium,
  expense-net                                                         285       412       568       808
Allowance for borrowed funds used
  during construction                                                (484)     (165)   (1,094)     (393)
  Total Interest Charges                                            7,744     8,031    15,919    15,891

Income from Continuing Operations                                   5,076     5,711    18,880    17,225


                                 (continued)


            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                                 (continued)



                                                                    Three Months       Six Months
                                                                   Ended June 30,    Ended June 30,
                                                                   1998      1997     1998     1997
                                                                        (Thousands of Dollars)

Discontinued Operations (Note 5):
Loss from discontinued
  operations, net of related income taxes                          $    -  $(2,140)   $    -   $(6,738)
Estimated net loss on disposal of discontinued
  operations                                                            -   (4,565)        -    (4,565)
Loss with respect
  to discontinued operations                                            -   (6,705)        -   (11,303)

Net Income (Loss)                                                   5,076     (994)    18,880    5,922

Dividends on preferred and preference
  stock, at required rates                                            699      699      1,399    1,399

Earnings applicable to common stock                                $4,377  $(1,693)   $17,481  $ 4,523

Avg. number of common shares
  outstanding (000's)                                              13,519   13,654     13,520   13,654

Basic Earnings Per Average Common Share
  Outstanding:

  Continuing Operations                                          $   .32  $   .37    $  1.29  $  1.16

  Discontinued Operations                                        $     -  $  (.50)   $     -  $  (.83)

  Total                                                          $   .32  $  (.13)   $  1.29  $   .33
Dividends declared per common share
  outstanding                                                    $  1.29  $  1.29    $  1.94  $  1.94


The accompanying notes are an integral part of these statements.


            ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                Consolidated Cash Flow Statements (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                        1998        1997
                                                                                    (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                                              $18,880   $5,922
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                          17,076   17,991
  Deferred Federal income taxes                                                             776     (873)
  Deferred investment tax credit                                                           (385)    (397)
  Deferred and refundable fuel and gas costs                                               (671)   1,371
  Allowance for funds used during construction                                           (1,098)    (427)
  Other non-cash charges                                                                     78    2,000
  Changes in certain current assets and liabilities:
     Accounts receivable (net) and
       accrued utility revenues                                                          20,612    7,333
     Materials and supplies                                                               7,566    5,986
     Prepaid property taxes                                                               9,108    8,248
     Prepayments and other current assets                                               (16,841) (17,596)
     Operating accounts payable                                                          (9,501) (15,856)
     Accrued Federal Income and other taxes                                                (867)     243
     Accrued interest                                                                       185     (432)
     Refunds to customers                                                                   627      665
     Other current liabilities                                                           (4,425)  (3,451)
     Discontinued Operations                                                                533    8,193
  Other-net                                                                                 419    9,887
  Net Cash Provided from Operations                                                      42,072   28,807
Cash Flow from Investing Activities:
Additions to plant                                                                      (21,740) (29,982)
Temporary cash investments                                                                    -      769
Allowance for funds used during construction                                              1,097      427
  Net Cash Used in Investing Activities                                                 (20,643) (28,786)
Cash Flow from Financing Activities:
Proceeds from:
  Issuance of long-term debt                                                                  -   20,083
   Issuance of capital lease obligations                                                      -    2,020
Retirements of:
  Common stock                                                                           (3,225)       -
  Preference and preferred stock                                                              -   (1,390)
  Long-term debt                                                                            (19) (25,243)
  Capital lease obligations                                                                 (79)    (129)
Net borrowings (repayments) under
  short-term debt arrangements*                                                           4,285   25,181
Dividends on preferred and common stock                                                 (18,857) (19,043)
Net Cash Used in Financing Activities                                                   (17,895)   1,479
Net Change in Cash and Cash Equivalents                                                   3,534    1,500
Cash and Cash Equivalents at Beginning of Period                                          3,513    3,321
Cash and Cash Equivalents at End of Period                                              $ 7,047  $ 4,821

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest, net of amounts capitalized                                                  $15,729  $15,858
  Federal income taxes                                                                  $14,500  $10,000
*Debt with maturities of 90 days or less.

The accompanying notes are an integral part of these statements.


      ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. The consolidated balance sheet as of June 30, 1998, the consolidated statements of income for the three month and six month periods ended June 30, 1998 and 1997, and the consolidated cash flow statements for the six month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments and the adjustments necessitated by discontinued operations) necessary to fairly present the financial position and results of operations at June 30, 1998, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1997 have been derived from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements, notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the consolidated financial statements, the review of the Company's results of operations and financial condition and the notes to consolidated financial statements included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All inter-company balances and transactions have been eliminated.

 4. Contingencies at June 30, 1998 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1997 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1997 Form 10-K Annual Report, and in Item 3, Legal Proceedings of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1997, except changes in the status of regulatory matters which are updated in Part I, Item 2 under the caption "Regulatory Activities" and the status of certain Legal Proceedings which are updated in Part II, Item 1, "Legal Proceedings".

 5. In August, 1997, NORSTAR Management, Inc. ("NMI"), a wholly owned indirect subsidiary of the Company sold certain of the assets of NORSTAR Energy Limited Partnership ("NORSTAR"),a natural gas services and marketing company of which NMI is the general partner. During the second quarter of 1998, NMI continued to wind down the remaining portion of the NORSTAR business. All activity has been completed with the exception of finalizing the remaining accounts receivable and payable balances. The resolution of these items is not expected to have a material effect on the Company's 1998 consolidated financial position or results of operations.

 6. On May 10, 1998, the Company, Consolidated Edison, Inc. ("CEI") and C Acquisition Corp., a wholly owned subsidiary of CEI, ("Merger Sub") entered into an Agreement and Plan of Merger ("Merger Agreement")providing for a merger transaction among the Company, CEI and the Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company becoming the surviving corporation and becoming a wholly owned subsidiary of CEI. The Merger is expected to occur shortly after all of the conditions to the consummation of the Merger, including the receipt of certain regulatory approvals, are met or waived. The Company anticipates that regulatory approvals can be obtained in twelve months.

 7. The Merger Agreement requires the redemption of the Company's Cumulative Preferred Stock and Cumulative Preference Stock. The Company intends to redeem those issues as soon as practicable, but in any event prior to the effective date of the merger. These issues of stock are reflected on the Consolidated Balance Sheet at June 30, 1998 as Current Liabilities. Effective July 1, 1998, through the first half of 1999, the Company will accrete the estimated call price over the carrying amount for the Preferred and Preference Stock being redeemed.

 8. Certain amounts reported for the prior year have been reclassified to conform with the current year presentation.



Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Financial Condition:

                      Financial Performance

The Company's consolidated basic earnings per average common share outstanding for the second quarter of 1998 were $0.32 as compared to $(0.13) for the second quarter of 1997. Discontinued operations had no effect on the second quarter of 1998 and accounted for a loss of $0.50 for the second quarter of 1997. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding was 13.5 million for the second quarter of 1998 and
13.7 million for the second quarter of 1997.

The return on average common equity from continuing operations for the twelve months ended June 30, 1998 was 11.62% as compared to 11.03% for the twelve months ended June 30, 1997. The return on average common equity, including the effect of discontinued operations, for the twelve months ended June 30, 1998 was 10.65% as compared to 7.45% for the twelve months ended June 30, 1997.


                 Capital Resources and Liquidity

At June 30, 1998, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $140.0 million. The Company borrows under the lines of credit through the issuance of promissory notes to the banks. However, the Company primarily utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. In addition, non-utility lines of credit amounted to $20.0 million at June 30, 1997, and the non-utility subsidiaries may undertake short-term borrowings or make short-term investments.The average daily balance of short-term borrowings for the six months ended June 30, 1998 amounted to $119.7 million at an effective interest rate of 5.9% as compared to $95.1 million at an effective interest rate of 5.7% for the same period of 1997. The average daily balance of temporary cash investments for the six months ended June 30, 1998 was $0.6 million with an effective interest rate of 5.2% compared to $1.0 million at an effective interest rate of 5.2% for the same period of 1997. The non-utility subsidiaries of the Company and of Rockland Electric Company ("RECO"), a wholly owned utility subsidiary of the Company, had no bank lines of credit at June 30, 1998.

The Company has outstanding 428,443 shares of Non-Redeemable Cumulative Preferred Stock and 11,144 shares of Non-Redeemable Preference Stock (the "Preferred and Preference Stock") in various series, which together amount to $43.2 million. As provided in the Merger Agreement, the Company intends to call for redemption all outstanding shares of the Preferred and Preference Stock as soon as practicable, but not later than the effective date of the merger. The Company intends to issue long-term debt of approximately $45 million to provide funds for the redemption of the Preferred and Preference Stock. The Company currently has no other plans for the issuance of additional Company debt or equity securities.

The Company's Pennsylvania subsidiary, Pike County Light & Power Company ("Pike"), has outstanding an aggregate of $2,683,500 of First Mortgage Bonds as follows: Series A, 9.00% due 2001 (the "Series A Bonds") and Series B, 9.95% due 2020 (the "Series B Bonds"). In light of current interest rates, it has been determined that it may be economical to refund the Series A Bonds and the Series B Bonds. On July 29, 1998, Pike filed a petition with the Pennsylvania Public Utility Commission ("PPUC") requesting authority to issue up to $3.5 million of First Mortgage Bonds, the proceeds of which would be used primarily for the refinancing of the Series A Bonds and the Series B Bonds, with any remaining funds being used to finance capital expenditures and for other corporate purposes. A decision on this petition is expected during September 1998.

                      Regulatory Activities

New York Competitive Opportunities Proceeding

Reference is made to Item 3, Legal Proceedings, under the caption "New York Competitive Opportunities Proceeding" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1998, for a description of the New York Public Service Commission's ("NYPSC") Competitive Opportunities Proceeding (Case Nos. 94-E-0952 and 96-E-0900).

The Company and Consolidated Edison Company of New York, Inc. ("Con Edison") filed with the NYPSC a revised agreement dated May 18, 1998 which provides for the joint auction of the Bowline Plant. The parties have agreed that the gross proceeds from the sale of the Bowline Plant will be allocated on the basis of their ownership interest (i.e., Con Edison's 66 2/3 percent interest and the Company's 33 1/3 percent interest). In addition, in consideration for Con Edison's agreement to a joint sale of the Bowline Plant as part of the Company auction and to comply with the Company's auction timetable, the parties agreed that Con Edison will be entitled to a premium, which will be triggered when the sale of the Bowline Plant results in a net gain to the Company. When triggered, Con Edison's premium will be equal to 3 1/3 percent of the gross proceeds from the sale of the Bowline Plant, but in no event shall Con Edison's premium exceed the lesser of (i) $9 million or (ii) the Company's net gain on its share of the Bowline Plant. In addition, the parties agreed that Con Edison will not share in the proceeds from the sale of a 97 acre parcel of land, solely owned by the Company, adjacent to the Bowline Plant.

The Company has commenced the process of auctioning its generating assets. Final bids are expected to be submitted in October 1998.

The Company is unable to predict the outcome of this regulatory proceeding and the effect on the Company's consolidated financial position or results of operations.

New Jersey Energy Master Plan

Reference is made to Item 3, Legal Proceedings, under the caption "New Jersey - Energy Master Plan" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for information regarding the New Jersey Board of Public Utilities ("NJBPU") order "Adopting and Releasing Final Report in its Energy Master Plan Phase II Proceeding to Investigate the Future Structure of the Electric Power Industry (Docket No. EX 94120585Y)." The Order required RECO and other New Jersey investor owned electric utilities each to file unbundled rates, a stranded cost proposal and a restructuring plan. Hearings were conducted in the stranded cost and unbundling phases. The NJBPU issued an order extending the return date for a decision from the Administrative Law Judge until August 14, 1998. Hearings in the restructuring phase scheduled for May 1998 were held before the NJBPU. The NJBPU has indicated that it will rule on these filings by October 1998. It is not possible to predict the outcome of the NJBPU proceeding or its effect, if any, on the Company's consolidated financial position or results of operations.

Pennsylvania - Competitive Legislation

Reference is made to Item 3, Legal Proceedings, under the caption "Pennsylvania - Competition Legislation" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of the "Electricity Generation Customer Choice and Competition Act." The Company's subsidiary, Pike, is a Pennsylvania electric and gas utility company.

On July 23, 1998 the PPUC issued an Order approving the Joint Petition for Complete Settlement of Pike's Proposed Restructuring Plan. This Joint Petition, dated May 15, 1998, was supported by all parties in Pike's electric restructuring proceeding and provides for full retail access for all customers as of May 1, 1999. The settlement provides for the recovery, through a competitive transition charge, of stranded costs relating to non-utility generator ("NUG") contracts, NUG contract buyout costs previously incurred and deferred fuel costs incurred to May 1, 1999. Pike's share of any net gains from the divestiture of the Company's electric generating facilities will be used to offset stranded costs.

Proposed Merger with Consolidated Edison, Inc.

Reference is made to the Company's Current Report on Form 8-K dated May 12, 1998, for a description of the Agreement and Plan of Merger, dated as of May 10, 1998, entered into among the Company, CEI and Merger Sub. The Company has called a Special Meeting of the Common Shareholders of the Company, to be held on August 20, 1998, to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger.

On June 22, 1998 the Company, CEI and Con Edison filed a Joint Petition with the NYPSC requesting approval of the merger between the Company and the Merger Sub (the "Merger"). The Parties have requested that the NYPSC review and approve this Joint Petition prior to March 31, 1999.

On July 2, 1998 the Company, CEI and Con Edison filed a Joint
Petition with the NJBPU requesting approval of the Merger.  The
Parties have requested that the NJBPU review and approve this Joint Petition on or before February 1, 1999.

On July 2, 1998 Pike filed an Application with the PPUC requesting approval of the Merger. Pike requested that the PPUC review and approve this Application prior to March 31, 1999.


                      QUARTERLY COMPARISON

Results of Operations

The Company's total consolidated basic earnings per average common share outstanding for the second quarter of 1998 were $0.32 as compared to $(0.13) for the second quarter of 1997.

The lower earnings experienced during the second quarter of 1997 were primarily the result of the loss of $0.50 per share experienced by the Company's now discontinued gas marketing subsidiary operations.

Earnings from continuing operations were $0.32 per share for the second quarter of 1998, compared with $0.37 per share in the same period a year ago. This decline is primarily the result of higher property taxes and depreciation expense of $0.8 million and $0.5 million, respectively, which increased, after eliminating regulatory adjustments related to the December 1, 1997 New York Electric Restructuring Plan. The depreciation expense increase of $0.5 million is primarily the result of an increase of $0.3 million of depreciation due to various plant additions, with the balance related to the Company's new Customer Information Management System which was installed during June 1998. Also contributing to the decline were lower firm gas sales volumes of 6.5 percent due primarily to milder than normal weather. Partially offsetting the decline were higher electric sales volumes (other than off-system sales) of 5.3 percent in the second quarter of 1998. Comparative results also reflect the Company's continued success in containing other operating and maintenance expenses.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $2.3 million during the second quarter of 1998 as compared to the same quarter of 1997, as a result of higher electric sales and fuel cost recoveries, offset by a reduction in base rates effective December 1997.

Electric operating revenues during the current quarter were $115.7 million as compared to $111.9 million for the second quarter of 1997, an increase of $3.8 million.

Total sales of electric energy to retail customers during the second quarter of 1998 were 1,166,031 megawatt hours ("Mwh"), compared with 1,107,458 Mwh during the comparable period a year ago. Revenues from these sales were $110.4 million for the second quarter compared with $110.5 million for the same period in 1997. Electric revenue was reduced by $1.9 million during the second quarter of 1998 due to the change necessitated by the New Jersey Uniform Transitional Utilities Assessment Act. This Act, although it resulted in a change in the method of recording the tax by lowering revenue and correspondingly lowering taxes other than income taxes, did not affect the Company's tax liability or the Company's net income for the period. In addition, partially offsetting the effect of the higher sales was the impact of base rate reductions effective December 1, 1997. Sales to other utilities for the second quarter of 1998 amounted to 198,585 Mwh with revenues of $4.7 million compared to 29,589 Mwh and $0.6 million in 1997. Revenues from these sales are primarily a recovery of costs, and under the applicable tariff regulations, have a minimal impact on earnings.

Gas operating revenues during the second quarter of 1998 were $23.6 million compared to $25.1 million for the second quarter of 1997, a decrease of $1.5 million. This decrease is primarily the result of a decrease in the volume of gas sold and the timing of fuel cost recoveriesa.

Sales to firm customers totaled 2,878 million cubic feet ("Mmcf"), compared with 3,081 Mmcf during the same period a year ago. Gas revenues from firm customers were $20.3 million, compared with $21.1 million in the second quarter of 1997. The level of revenue from gas sales in New York is subject to a weather normalization clause that provides for revenue adjustments, which are either collected from or refunded to customer, for degree day variations of 2.2% or more from base rate forecast levels. Interruptible gas sales were 696 Mmcf for the second quarter of 1998 compared to 844 Mmcf for the same period of 1997. Revenues from interruptible customers were $2.3 million in 1998 compared to $3.0 million in 1997.

Fuel, Purchased Electricity and Purchased Gas Costs

The cost of fuel used in the production of electricity and purchased electricity costs amounted to $36.1 million for the second quarter of 1998 compared to $29.8 million for the second quarter of 1997, an increase of $6.3 million. This increase reflects the increased demand for electricity, including sales to other utilities, which was partially offset by a decrease in fuel and purchased power prices.

Purchased gas costs for utility operations were $12.5 million in the second quarter of 1998 compared to $13.8 million in 1997, a decrease of $1.3 million. This decrease in gas costs is attributable to the lower volume of gas purchased for resale.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses excluding fuel, purchased power and gas purchased for resale for the second quarter of 1998 decreased by $2.3 million compared with the same period in 1997. Utility operating expenses decreased $1.8 million. Diversified operating expenses decreased by $0.5 million.

The decrease in utility operating expenses is the result of reductions in taxes other than income taxes of $1.9 million and lower depreciation and amortization of $0.1 million. The reduction in taxes other than income taxes is primarily due to the change necessitated by the New Jersey Uniform Transitional Utilities Assessment Act discussed above. The reduction was also impacted by regulatory adjustments related to the New York Electric Restructuring Plan partially offset by an increase in property taxes of $0.8 million. Depreciation and amortization also decreased due to the regulatory adjustments approved in the New York Electric Restructuring Case. After eliminating the regulatory adjustments, depreciation expense increased due to normal plant additions and the amortization of the Company's new customer accounting system. Other operating and maintenance expenses increased by $0.2 million.

Diversified Activities

The Company's diversified activities consist of energy related services and business ventures and land development conducted through wholly owned non-utility subsidiaries.

Revenues from all diversified activities were $199,000 for the second quarter of 1998 compared with $ 170,000 a year ago.


Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $0.3 million during the second quarter of 1998 when compared to the same quarter of 1997 due primarily to the gain on disposition of property in 1997 by one of the Company's diversified land development subsidiaries.


                     YEAR TO DATE COMPARISON

Results of Operations

Basic earnings per average common share outstanding for the first half of 1998 amounted to $1.29 per share as compared to $0.33 per share for the first six months of 1997. Discontinued operations had no effect on the first half of 1998 but accounted for a loss of $0.83 per share for the first half of 1997. Settlement costs related to litigation with the Company's former Chairman had no effect on the first half of 1998 but reduced earnings by $0.16 per share for the first half of 1997. During the first quarter of 1998, gas operating revenues were adversely affected by below-normal sales resulting from the warm winter weather, the effect of which was somewhat mitigated by the Company's gas weather normalization clause.







Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $17.8 million in the first six months of 1998 as compared to the same period of 1997.

Electric operating revenues during the current period were $221.8 million as compared to $219.0 million for the first six months of 1997, an increase of $2.8 million.

Total sales of electric energy to retail customers during the first six months of 1998 were 2,295,542 Mwh, compared to 2,224,176 Mwh during the comparable period a year ago. This increase is attributable to increased usage per customer when compared to the same period a year ago. Revenues from these sales during the first six months of 1998 were $212.0 million as compared to $215.2 million for the same period in 1997. Electric revenue was reduced due to a reduction in base rates effective December 1997 as well as the change necessitated by the New Jersey Uniform Transitional Utilities Assessment Act discussed above. Sales to other utilities for the first six months of 1998 amounted to 319,563 Mwh with revenues of $8.1 million compared to 97,513 Mwh and $2.1 million in 1997. Revenues from these sales are primarily a recovery of costs and under the applicable tariff regulations, have a minimal impact on earnings.

Gas operating revenues during the first six months of 1998 were $82.4 million compared to $103.1 million for the first six months of 1997, a decrease of $20.7 million. Revenues decreased due to lower gas cost recoveries and lower sales volumes from a mild winter.

Record warm weather conditions during the first quarter of 1998 resulted in a decrease in gas sales as compared to the first quarter of 1997. Sales to firm customers during the first six months of 1998 totaled 10,738 Mmcf, compared with 12,077 Mmcf during the same period a year ago. Gas revenues from firm customers were $74.9 million, compared with $93.7 million in the first six months of 1997. The level of revenue from gas sales in New York is subject to a weather normalization clause that provides for revenue adjustments, which are either collected from or refunded to customers, for degree day variations of 2.2% or more from base rate forecast levels.


Fuel, Purchased Electricity and Purchased Gas Costs

The cost of fuel used in the production of electricity and purchased electricity costs increased by $7.3 million during the first six months of 1998 when compared to the same period of 1997. This increase reflects increased demand which was partially offset by a decrease in the price of fuel and purchased power.

Purchased gas costs for utility operations were $43.5 million in the first six months of 1998 compared to $61.9 million in 1997, a decrease of $18.4 million. This decrease in gas costs is attributable to a lower the volume of gas purchased for resale and lower prices.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses, excluding fuel, purchased power and gas purchased for resale for the first six months of 1998 decreased by $6.4 million compared with the same period in 1997. The decrease in expenses associated with utility operating expenses amounted to $6.1 million. The change in diversified operating and maintenance expenses was a decrease of $0.3 million. The decrease in utility operating expenses is the result of reductions in taxes other than income taxes of $4.2 million, lower depreciation and amortization expense of $0.9 million and lower Federal income tax expense of $0.9 million.
The reduction in taxes other than income taxes is primarily due to the change necessitated by the New Jersey Uniform Transitional Utilities Assessment Act discussed above, offset by a $1.4 million increase in property taxes for the first half of 1998 as compared to the first half of 1997. Depreciation and amortization expense decreased due to the regulatory adjustments approved in the New York Electric Restructuring Case. After eliminating the regulatory adjustments, depreciation expense increased due to plant additions and the amortization of the Company's new customer accounting system. Other operating and maintenance expense decreased by $0.1 million.

Diversified Activities

Revenues from diversified activities decreased by $124,000 million for the first six months of 1998 as compared to the same period of 1997.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $1.9 million during the first six months of 1998 when compared to the same period of 1997. The increase is due primarily to the absence of investigation costs in 1998.


                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of a petition filed by the Company, the six other New York State investor-owned electric utilities, and the Energy Association of New York State ("Petitioners") in the New York State Supreme Court pursuant to Article 78 of the New York Civil Practice Law and Rules challenging the NYPSC's May 20, 1996 Order in the NYPSC Competitive Opportunities Proceeding, (Case Nos. 94-E-0952 and 96-E-0900). By Decision and Order on Motion dated July 14, 1998, the Appellate Division has granted a motion to extend the time to perfect appeals to October 12, 1998.

Reference is made to Part II, Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, for a description of the complaint filed by the Public Utility Law Project of New York, Inc. against the NYPSC, the New York State Department of Public Service and the Company in the Company's Electric Restructuring Proceeding (Case 96-E-
0900). On May 26, 1998, the Company filed a motion to dismiss the complaint. The Company is unable to predict the outcome of this regulatory proceeding or the effect on the Company's consolidated financial position or results of operations.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and to Part II, Item I, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, for a description of matters related to the Cottman Avenue/Metal Bank Superfund Site ("Site") in Philadelphia, Pennsylvania. On July 21, 1998, the Company joined the Metal Bank Group by agreeing to pay $350,000. This amount represents the Company's pro rata share of past expenses incurred by the Group in conducting a remedial investigation and feasibility study at the Site. On June 26, 1998, the United States Environmental Protection Agency ("EPA") issued an Administrative Order for Remedial Design and Remedial Action to the Company and other potentially responsible parties ("PRPs"). This Order requires the Company and the other PRPs to select a contractor, prepare a remedial design work plan for the EPA's review and approval, and remediate the Site. On July 23, 1998, the Company and the other members of the Metal Bank Group met with the EPA to discuss the Order. By letter dated July 28, 1998, the Company and the other members of the Metal Bank Group notified the EPA of their intent to proceed with the work required by the Order.



On June 25, 1998, Econo-Truck Inc. ("Econo-Truck") served the Company with a Summons with Notice requesting total compensatory and punitive damages of $28 million for, among other things, trespass, nuisance and tortious interference with business. The Company has not yet been served by Econo-Truck with a complaint in this action. The Company is unable to predict the outcome of this proceeding or its effect on the Company's consolidated financial position or results of operations.

Forward-Looking Information

The Company has made forward-looking statements in this Form 10-Q Quarterly Report with respect to the financial condition, results of operations and business of the Company in the future, which involve certain risks and uncertainties. Forward-looking statements are included in Item 1 of Part I in the Notes to Consolidated Financial Statements and in Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions "Capital Resources and Liquidity" and "Regulatory Activities" as well as in this Part II
Item I under the caption "Legal Proceedings" with respect to certain pending litigation matters. For all of those statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     + 10.56 Agreement among the Company, Consolidated Edison, Inc., C Acquisition Corp. and N. M Jakobs dated July 15, 1998, providing for the termination of Ms. Jakobs employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and N. M. Jakobs dated October 27, 1997 as amended January 8, 1998.

     + 10.57 Severance Agreement entered into between Orange and Rockland Utilities, Inc. and G. V. Bubolo, Jr.
               effective April 10, 1998.

       27      Financial Data Schedule

     +    Denotes executive compensation plans and arrangements.

(b)  Reports on Form 8-K

     On July 10, 1998, the Company filed a Current Report on Form
     8-K dated June 18, 1998 regarding litigation entitled
     Virgilio Ciullo, et al. v. Orange and Rockland Utilities,
     Inc., et al.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ORANGE AND ROCKLAND UTILITIES, INC.
                                          (Registrant)



Date: August 11, 1998         By ROBERT J. McBENNETT
                                 Robert J. McBennett
                                 Treasurer





Date: August 11, 1998         By EDWARD M. McKENNA
                                 Edward M. McKenna
                                 Controller




                                SIGNATURES