Form 10-Q
period 1998-09-30
ORANGE & ROCKLAND UTILITIES INC
filed 1998-11-06
CIK 74778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q
(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

 Common Stock - $5 Par Value                13,519,866 shares
           (Class)                  (Outstanding at October 31, 1998)

                                TABLE OF CONTENTS



                                                              Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited) at
          September 30, 1998 and December 31, 1997               1

          Consolidated Statements of Income (Unaudited)
          for the three months and nine months ended
          September 30, 1998 and September 30, 1997              3

          Consolidated Cash Flow Statements (Unaudited)
          for the nine months ended September 30, 1998
          and September 30, 1997                                 5

          Notes to Consolidated Financial Statements             6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                     20

ITEM 4.   Submission of Matters to a Vote of Security Holders   23

ITEM 6.   Exhibits and Reports on Form 8-K                      24

Signatures                                                      25

                         PART I.  FINANCIAL INFORMATION

Item I.   Financial Statements

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                                     Assets
                                                                            September 30, December 31,
                                                                                 1998         1997
                                                                              (Thousands of Dollars)
Utility Plant:
Electric                                                                     $1,059,009   $1,047,857
Gas                                                                             241,294      232,206
Common                                                                           95,513       64,570
  Utility Plant in Service                                                    1,395,816    1,344,633
Less accumulated depreciation                                                   497,679      471,865
  Net Utility Plant in Service                                                  898,137      872,768
Construction work in progress                                                    46,807       63,445
  Net Utility Plant                                                             944,944      936,213

Non-utility Property:
Non-utility property                                                             11,664       11,651
Less accumulated depreciation, depletion
  and amortization                                                                1,226        1,109
  Net Non-utility Property                                                       10,438       10,542

Current Assets:
Cash and cash equivalents                                                         5,067        3,513
Temporary cash investments                                                            -          518
Customer accounts receivable, less allowance for
  uncollectible accounts of $3,139 and $2,530                                    64,911       61,817
Accrued utility revenue                                                          18,920       22,869
Other accounts receivable, less allowance for
  uncollectible accounts of $269 and $258                                        11,320       20,450
Materials and supplies (at average cost)                                         32,964       35,269
Prepaid property taxes                                                           33,770       21,575
Prepayments and other current assets                                             32,726       21,469
  Total Current Assets                                                          199,678      187,480

Deferred Debits:
Income tax recoverable in future rates                                           73,770       74,731
Deferred revenue taxes                                                           11,617       10,923
Deferred pension and other postretirement benefits                                7,631        9,334
IPP settlements                                                                   7,592       14,238
Unamortized debt expense (amortized over term
  of securities)                                                                 10,431       11,153
Other deferred debits                                                            26,810       29,705
  Total Deferred Debits                                                         137,851      150,084

Net Assets of Discontinued Operations                                             1,352        1,645

     Total                                                                   $1,294,263   $1,285,964

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                         Capitalization and Liabilities
                                                                                  September 30,   December 31,
                                                                                       1998          1997
                                                                                     (Thousands of Dollars)
Capitalization:
Common stock (13,519,731 & 13,589,011 shares
  outstanding)                                                                        $  67,598   $  67,945
Premium on capital stock                                                                132,317     132,985
Capital stock expense                                                                    (6,045)     (6,084)
Retained earnings                                                                       188,140     181,473
  Total                                                                                 382,010     376,319
Non-redeemable preferred stock (428,443 shares
  outstanding)                                                                                -      42,844
Non-redeemable cumulative preference stock
  (10,862 and 11,639 shares outstanding)                                                      -         379
  Total Non-Redeemable Stock                                                                  -      43,223
Long-term debt                                                                           356,637    356,637
  Total Capitalization                                                                   738,647    776,179

Non-current Liabilities:
Reserve for claims and damages                                                             4,756      4,591
Postretirement benefits                                                                   12,852     15,334
Pension costs                                                                             46,487     43,618
Obligations under capital leases                                                           1,517      1,646
  Total Non-current Liabilities                                                           65,612     65,189

Current Liabilities:
Notes payable and obligations due within one year                                        176,553    130,609
Accounts payable                                                                          72,747     57,630
Accrued Federal income and other taxes                                                     4,174      2,929
Refundable fuel and gas costs                                                                (19)     3,848
Refunds to customers                                                                         572        986
Other current liabilities                                                                 20,554     30,678
  Total Current Liabilities                                                              274,581    226,680

Deferred Taxes and Other:
Deferred Federal income taxes                                                            195,574    192,514
Deferred investment tax credits                                                           13,904     14,482
Accrued Order 636 transition costs                                                         1,340      1,340
Other deferred credits                                                                     4,605      9,580
  Total Deferred Taxes and Other                                                         215,423    217,916


     Total                                                                            $1,294,263 $1,285,964

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                        Three Months      Nine Months
                                                                    Ended September 30,  Ended September 30,
                                                                     1998       1997       1998        1997
                                                                             (Thousands of Dollars)
Operating Revenues:
Electric                                                            $159,172  $145,244    $381,016   $364,224
Gas                                                                   12,796    14,364      95,224    117,415
  Total Utility Revenues                                             171,968   159,608     476,240    481,639
Diversified Activities                                                   150       120         508        602
  Total Operating Revenues                                           172,118   159,728     476,748    482,241

Operating Expenses:
Operations:
  Fuel used in electric production                                    30,021    25,149      72,170     53,332
  Electricity purchased for resale                                    14,402    14,568      40,572     47,428
  Gas purchased for resale                                             7,219     7,978      50,684     69,896
  Other expenses of operation                                         40,167    37,790     108,538    106,697
Maintenance                                                            9,134     8,724      27,163     26,711
Depreciation and amortization                                          9,129     8,871      26,430     27,087
Taxes other than income taxes                                         23,269    24,592      68,605     74,179
Federal income taxes                                                  11,875     8,315      21,490     18,707
  Total Operating Expenses                                           145,216   135,987     415,652    424,037

Income from Operations                                                26,906    23,741      61,096     58,204

Other Income and (Deductions):
Allowance for other funds used during
  construction                                                            (7)       30          (4)        64
Investigation costs                                                        -       625           -     (2,765)
Other - net                                                              (99)      (88)        549        663
Taxes other than income taxes                                            (70)      (68)       (208)      (200)
Federal income taxes                                                     305        65         397      1,455
  Total Other Income and (Deductions)                                    129       564         734       (783)

Income Before Interest Charges                                        27,031    24,305      61,830     57,421

Interest Charges:
Interest on long-term debt                                             5,957     5,957      17,918     18,118
Other interest                                                         2,352     1,586       6,836      4,901
Amortization of debt premium, expense-net                                283       412         851      1,221
Allowance for borrowed funds used
  during construction                                                    (10)     (347)     (1,104)      (740)
  Total Interest Charges                                               8,582     7,608      24,501     23,500

Income from Continuing Operations                                     18,449    16,697      37,329     33,921


                                   (continued)

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                                   (continued)

                                                                        Three Months      Nine Months
                                                                    Ended September 30, Ended September 30,
                                                                     1998       1997       1998        1997
                                                                              (Thousands of Dollars)
Discontinued Operations (Note 5):
Loss from discontinued operations
   net of related income taxes                                             -         -           -     (6,738)
Estimated net loss on disposal of
   discontinued operations                                                 -    (4,129)          -     (8,694)
Loss with respect to
   discontinued operations                                                 -    (4,129)          -    (15,432)

Net Income                                                            18,449    12,568      37,329     18,489
Preferred and preference
  stock requirements                                                     861       700       2,260      2,099

Earnings applicable to common stock                                  $17,588   $11,868     $35,069    $16,390

Avg. number of common shares outstanding
  (000's)                                                             13,520    13,654      13,520     13,654

Earnings Per Average Common Share
   Outstanding:
Continuing Operations                                                $  1.30    $ 1.17      $ 2.59     $ 2.33
Discontinued                                                               -         -           -       (.49)
Estimated net loss on disposal                                             -      (.30)          -       (.64)

   Total                                                             $  1.30    $  .87      $ 2.59     $ 1.20

Dividends declared per common share
  outstanding                                                        $     -    $    -      $1.935     $1.935

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  Consolidated Cash Flow Statements (Unaudited)
                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                   1998        1997
                                                                               (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                                         $37,329    $18,489
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                     26,094     26,751
  Deferred Federal income taxes                                                      4,150      4,637
  Deferred investment tax credit                                                      (578)      (595)
  Deferred and refundable fuel and gas costs                                        (3,867)       519
  Allowance for funds used during construction                                      (1,100)      (804)
  Other non-cash charges                                                                49      2,833
  Changes in certain current assets and liabilities:
     Accounts and gas marketing receivables (net) and
       accrued utility revenues                                                     10,292     10,585
     Materials and supplies                                                          2,305     (2,857)
     Prepaid property taxes                                                        (12,195)   (12,496)
     Prepayments and other current assets                                          (11,257)   (12,460)
     Operating accounts payable                                                     15,117     14,911
     Accrued Federal Income and other taxes                                          1,245         96
     Accrued interest                                                               (1,663)    (2,834)
     Refunds to customers                                                             (414)      (430)
     Other current liabilities                                                      (8,462)    (3,491)
   Discontinued operations                                                             293      7,248
  Other-net                                                                          8,424     11,359
  Net Cash Provided from Operations                                                 65,762     61,461
Cash Flow from Investing Activities:
Additions to plant                                                                 (36,752)   (47,822)
Temporary cash investments                                                             518      1,289
Allowance for funds used during construction                                         1,100        804
  Net Cash Used in Investing Activities                                            (35,134)   (45,729)
Cash Flow from Financing Activities:
Proceeds from:
  Issuance of long-term debt                                                             -     20,089
  Issuance of capital lease obligation                                                   -      2,020
Retirements of:
  Common stock                                                                      (3,225)         -
  Preference and preferred stock                                                         -     (1,390)
  Long-term debt                                                                       (29)   (25,252)
  Capital lease obligations                                                           (120)      (166)
Net borrowings (repayments) under
  short-term debt arrangements*                                                      2,575     17,180
Dividends on preferred and common stock                                            (28,275)   (28,549)
Net Cash Used in Financing Activities                                              (29,074)   (16,068)
Net Change in Cash and Cash Equivalents                                              1,554       (336)
Cash and Cash Equivalents at Beginning of Period                                     3,513      3,321
Cash and Cash Equivalents at End of Period                                         $ 5,067    $ 2,985

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest, net of amounts capitalized                                             $25,577    $25,825
  Federal income taxes                                                             $17,811    $10,000
*Debt with maturities of 90 days or less.

The accompanying notes are an integral part of these statements.


              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the three month and nine month periods ended September 30, 1998 and 1997, and the consolidated cash flow statements for the nine month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments and the adjustments necessitated by the discontinued operations) necessary to fairly present the financial position and results of operations at September 30, 1998, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1997 have been derived from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements, notes to consolidated financial statements and the management's discussion and analysis of financial condition and results of operations be read in conjunction with the consolidated financial statements, the review of the Company's results of operations and financial condition and the notes to consolidated financial statements included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All intercompany balances and transactions have been eliminated.

4. Contingencies at September 30, 1998 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1997 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1997 Form 10-K Annual Report, and in Item 3, Legal Proceedings of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1997, except changes in the status of regulatory matters which are updated in Part I, Item 2 under the caption "Regulatory Activities" and the status of certain Legal Proceedings updated in Part II, Item I, "Legal Proceedings".

5. In August 1997, NORSTAR Management, Inc. ("NMI"), a wholly-owned indirect subsidiary of the Company sold certain of the assets of NORSTAR Energy Limited Partnership ("NORSTAR"), a natural gas services and marketing company of which NMI is the general partner. During the third quarter of 1998, NMI continued to wind down the remaining portion of the NORSTAR business. All activity has been completed with the exception of finalizing the remaining accounts receivable and payable balances. The resolution of these items is not expected to have a material effect on the Company's financial condition or results of operations.

6.  At a Special Meeting of the Common Shareholders of the     Company held
    on August 20, 1998, the Agreement and Plan of Merger dated as of May 10, 1998 ("Merger Agreement") among the Company, Consolidated Edison, Inc. ("CEI") and C Acquisition Corp., a wholly owned subsidiary of CEI,("Merger Sub") was approved by a vote of approximately 74% of the common shares entitled to vote. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company becoming the surviving corporation and becoming a wholly owned subsidiary of CEI. The Merger is expected to occur shortly after all of the conditions to the consummation of the Merger, including the receipt of certain regulatory approvals, are met or waived. The Parties have requested regulatory reviews and approvals prior to March 31, 1999.

7. The Merger Agreement requires the redemption of the Company's Cumulative Preferred Stock and Cumulative Preference Stock. The Company intends to redeem those issues as soon as practicable, but in any event prior to the effective date of the Merger. These issues of stock are reflected on the Consolidated Balance Sheet at September 30, 1998 as Current Liabilities. Effective July 1, 1998, the Company began accreting the estimated call price over the carryingamount for the Preferred and Preference Stock to be redeemed.

8. Certain amounts from prior years have been reclassified to conform with the current year presentation.


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations



Financial Condition:

                        Financial Performance

The Company's consolidated earnings per average common share outstanding for the third quarter of 1998 were $1.30 as compared to $0.87 for the third quarter of 1997. Discontinued operations had no effect on the third quarter of 1998 and accounted for a loss of $0.30 per share for the third quarter of 1997. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding was 13.5 million for the third quarter of 1998 and 13.7 million for the third quarter of 1997.

The return on average common equity for the twelve months ended September 30, 1998 was 12.17% as compared to 5.90% for the twelve months ended September
30, 1997. If the effect of the Company's discontinued operations were excluded, the return on common equity for the twelve months ended September 30, 1997 would have been 10.33%.


                         Capital Resources and Liquidity

At September 30, 1998, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $140.0 million. Effective October 1, 1998, the Company increased its lines of credit to $160.0 million. The Company borrows under the lines of credit through the issuance of promissory notes to the banks. However, the Company primarily utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. The average daily balance of short-term borrowings for the nine months ended September 30, 1998 amounted to $123.9 million at an effective interest rate of 5.9% as compared to $155.4 million at an effective interest rate of 5.8% for the same period of 1997. The average daily balance of temporary cash investments for the nine months ended September 30, 1998 was $0.6 million with an effective interest rate of 5.2% compared to $0.9 million at an effective interest rate of 5.2% for the same period of 1997. The non-utility subsidiaries of the Company and of Rockland Electric Company ("RECO"), a wholly owned utility subsidiary of the Company, had no bank lines of credit at September 30, 1998.

The Company has outstanding 428,443 shares of Non-Redeemable Cumulative Preferred Stock and 10,862 shares of Non-Redeemable Preference Stock (the "Preferred and Preference Stock") in various series, which together amount to $43.4 million. The 10,862 shares of Non-Redeemable Preference Stock are convertible into shares of the Company's common stock, prior to redemption, at a ratio of 1.47 shares of common stock for each share of Preference Stock. The Merger Agreement calls for the redemption of all of the Company's Preferred and Preference Stock prior to the effective date of the Merger. On October 7, 1998, the Company filed a petition with the New York Public Service Commission ("NYPSC") for the consent of the Public Service Commission to and its approval of the issuance and sale of up to $45 million aggregate principal amount of unsecured debentures, in one or more series and the use of the proceeds from the sale of the unsecured debentures to call all of the Company's Preferred Stock and all of the Preference Stock outstanding. The Company anticipates that the NYPSC will consider this petition in December 1998. The Company currently has no other plans for the issuance of additional debt or equity securities.

On July 29, 1998, the Company's Pennsylvania subsidiary, Pike County Light & Power Company ("Pike"), filed a petition with the Pennsylvania Public Utility Commission ("PPUC") requesting authority to issue up to $3.5 million of First Mortgage Bonds, the proceeds of which would be used primarily for the refinancing of Pike's First Mortgage Bonds Series A, 9.00% due 2001 and First Mortgage Bonds Series B, 9.95% due 2020, with the remaining funds being used to finance capital expenditures and for other corporate purposes. On September 3, 1998, Pike's petition was approved by the PPUC. Pike sold $3.2 million of First Mortgage Bonds Series C, 7.07% due 2018 and it is expected that the bonds will be issued in November.


                              Regulatory Activities

Proposed Merger with Consolidated Edison, Inc.

Reference is made to the Company's Current Report on Form 8-K dated as of May 10, 1998, for a description of the Merger Agreement, dated as of May 10, 1998, entered into among the Company, CEI and Merger Sub. A Special Meeting of the Common Shareholders of the Company was held on August 20, 1998, to consider and vote upon a proposal to approve and adopt the Merger Agreement. The Merger Agreement was approved by a vote of approximately 74% of the outstanding shares of the Company's common stock entitled to vote.

On June 22, 1998, the Company, CEI and Consolidated Edison Company of New York, Inc. ("Con Edison") filed a Joint Petition with the NYPSC requesting approval of the Merger. The Parties have requested that the NYPSC review and approve this Joint Petition prior to March 31, 1999.

On July 2, 1998, the Company, CEI and Con Edison filed a Joint Petition with the New Jersey Board of Public Utilities ("NJBPU") requesting approval of the Merger. The Parties have requested that the NJBPU review and approve this Joint Petition on or before February 1, 1999.

On July 2, 1998 Pike filed an Application with the PPUC requesting approval of the Merger. Pike requested that the PPUC review and approve this Application prior to March 31, 1999.

On September 9, 1998, the Company and Con Edison filed an Application for Approval of Merger and Related Authorizations with the Federal Energy Regulatory Commission ("FERC"). The parties have requested that the FERC approve the Merger prior to March 31, 1999.

New York Competitive Opportunities Proceeding

Electric:

Reference is made to Item 3, Legal Proceedings, under the caption "New York Competitive Opportunities Proceeding" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1998, for a description of the NYPSC's Competitive Opportunities Proceeding (Case No. 94-E-0952, the Company-specific Competitive Opportunity Proceeding and Case No. 96-E-0900, the Company's Restructuring Plan which provides for, among other things, the sale of the Company's generating assets and for an unbundeled rate filing as submitted to the NYPSC on February 17, 1998).

On August 13, 1998, the Company, NYPSC Staff and interested parties reached an agreement to establish production related revenue requirements for the purposes of unbundling the Company's electric tariffs in the revenue requirement phase of the New York Unbundling proceeding. On September 13, 1998, a settlement concerning the rate design and all other issues had been reached as well. Settlements were submitted to an Administrative Law Judge ("ALJ") for review. The Company expects a decision during the first quarter of 1999. The Company is unable to predict the outcome of this regulatory proceeding and the effect on the Company's consolidated financial position or results of operations.

As provided for in the Settlement Agreement in Case No. 96-E-0900, the Company has commenced the process of auctioning its generating assets. Final bids have been submitted and the Company is currently reviewing the bids.

New Jersey Energy Master Plan

Reference is made to Item 3, Legal Proceedings, under the caption "New Jersey - Energy Master Plan" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for information regarding the NJBPU order "Adopting and Releasing Final Report in its Energy Master Plan Phase II Proceeding to Investigate the Future Structure of the Electric Power Industry (Docket No. EX 94120585Y)." The Order required RECO and other New Jersey investor owned electric utilities each to file unbundled rates, a stranded cost proposal and a restructuring plan. Hearings were conducted in the stranded cost and unbundling phases.

On August 19, 1998, the ALJ issued his recommended decision in the proceeding to consider RECO's unbundled rates filing and stranded costs filing. The ALJ determined that, in accordance with the NJBPU's directives, RECO's unbundled rates are revenue neutral on an intra-class, inter-class and total revenue basis. In his decision, the ALJ indicated that the final determination of the stranded costs issue should be reserved until after the divestiture of the Company's electric generating assets and the consummation of the Merger. The ALJ deferred any decision on the proper level of rate reductions to the NJBPU. Initial briefs on exceptions were filed on October 2, 1998. In its initial brief, RECO argued that no portion of its share of divestiture proceeds should be applied to reduce stranded costs. It also contended that since these proceedings were separate from the NJBPU's proceeding to consider the Merger, the resolution of the divestiture and stranded costs issues need not be delayed until the Merger is consummated.

Hearings in the restructuring phase were held before the NJBPU. The NJPBU has indicated that it will delay a ruling on these proceedings until 1999. Currently, there are bills before the New Jersey State Legislature which, if enacted, will determine the shape of retail electric choice in that state. Key points contained in the legislation currently under consideration deal specifically with a rate reduction for customers by June 1, 1999, and the issue of stranded costs.

A final ruling by the NJBPU will be made subsequent to action by the State Legislature. The legislation currently being considered is expected to be passed before the end of December 1998. It is not possible to predict the outcome of the NJBPU proceeding or its effect, if any, on the Company's consolidated financial position or results of operations.

Pennsylvania - Competitive Legislation

Reference is made to Item 3, Legal Proceedings, under the caption "Pennsylvania
- Competitive Legislation" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of the "Electricity Generation Customer Choice and Competition Act." The Company's subsidiary, Pike, is a Pennsylvania electric and gas utility company.

On July 23, 1998, the PPUC issued an Order approving the Joint Petition for Complete Settlement of Pike's Proposed Restructuring Plan. This Joint Petition, dated May 15, 1998, was supported by all parties in Pike's electric restructuring proceeding and provides for full retail access for all customers as of May 1, 1999. The settlement provides for the recovery, through a competitive transition charge, of stranded costs relating to non-utility generator ("NUG")contracts, NUG contract buyout costs previously incurred and deferred fuel costs incurred to May 1, 1999. Pike will be allowed to retain the first $55,000 of any net gains from the divestiture of the Company's electric generating facilities. Pike's share of any additional net gains from the divestiture of the Company's electric generating facilities will be used to offset stranded costs.


                                Year 2000 Update

The Company has been working to address the Year 2000 issue since 1996. The Company's Year 2000 Plan addresses mainframe computer applications, personal computer software and hardware functionality, embedded technology, critical supplier and vendor considerations and contingency planning. The Company expects to be Year 2000 ready on or before October 1, 1999.

The Company believes that with the full implementation of its Year 2000 Plan, the possibility of significant Year 2000 problems will be greatly reduced, if not eliminated. However, the failure of the Company, or one or more of the Company's key suppliers or vendors, to correct a material Year 2000 problem could result in the interruption of service to its customers or failure of certain normal business operations.

The overall responsibility for the Company's Year 2000 efforts resides with an Executive Sponsorship Committee which is responsible for ensuring that appropriate plans are implemented, adequate resources are available, and work activities are completed to address Year 2000 issues throughout the Company. A Program Manager reporting directly to the Executive Sponsorship Committee provides support for the overall Year 2000 effort, monitors progress and coordinates all activities and documentation.

To ensure that Year 2000 issues are adequately addressed throughout the Company, Project Managers with oversight responsibility for the Company's Year 2000 efforts have been assigned to specific functional areas as follows:

          Enterprise Computing Systems
          Mainframe Legacy Applications  ("Legacy Systems")
          Desktop Systems & Servers
          Customer Information Management System
          Telecommunications Embedded Systems
          Transmission & Distribution Embedded Systems
          Generation Embedded Systems
          Energy Control Center Systems
          Vendor Management
          System Integrated Testing
          Business Contingency Planning


The Year 2000 activity within each functional area will conform to a management process which includes an assessment, remediation, validation and implementation phase.

Over the last several years, the Company has been evaluating and replacing various of its Legacy Systems, including its Customer Information Management System, Fixed Asset System and other core accounting and management systems. This effort was undertaken to provide additional functionality, automated processes and improved access to information, and addresses Year 2000 issues as well.

In addition to those systems described in the preceding paragraph, the Company has also made significant progress on the remediation of the Year 2000 issues in other systems. For example, the Company's desktop PCs will be remediated and tested on or before March 1, 1999. Similarly, an inventory of embedded systems is essentially complete and affected systems prioritized so as to identify those which are deemed to be Mission Critical and Business Critical. The testing and remediation of Mission Critical systems is in progress. All systems are scheduled to be Year 2000 ready on October 1, 1999 with Mission Critical systems targeted for completion prior to that date. Vendor Management activities have commenced and are ongoing.

The Company has been working in conjunction with the New York Power Pool and the North American Electric Reliability Council to address issues relating to grid reliability and protection. In addition, the Company's existing contingency plans are being reviewed and updated for use in connection with Year 2000 issues. The contingency plans will be modified as may be required to address any potential Year 2000 problems which are identified during the Company's planning process.

The Company estimates that the cost of its Year 2000 efforts will be approximately $8.0 million, of which approximately $3.0 has been incurred. These expenditures include the core accounting system, which provides both enhanced functionality and addresses Year 2000 issues, but do not include other systems that were replaced in the normal course of business for operating reasons, which also address Year 2000 issues.

Due to the general uncertainty inherent in the Year 2000 issues, the Company is unable to determine at this time whether the consequences of Year 2000 will have a material adverse effect on the Company's results of operations, liquidity or financial condition.




                              QUARTERLY COMPARISON

Results of Operations

The Company's total consolidated basic earnings per average common share outstanding for the third quarter of 1998 were $1.30 as compared to $0.87 for the third quarter of 1997.

The lower earnings experienced during the third quarter of 1997 were primarily the result of the loss of $0.30 per share experienced by the Company's now discontinued gas marketing subsidiary operations.

Earnings from continuing operations were $1.30 per share for the third quarter of 1998, compared to $1.17 in the same period a year ago. During the third quarter of 1998, the earnings increase from continuing operations was primarily the result of record electric retail sales attributable to the hotter than normal weather. Electric sales increased eight percent during the third quarter of 1998 compared with the same period a year ago. The earnings increase was partially offset by higher third quarter operation and maintenance expenses, higher property taxes and lower gas sales.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $12.4 million during the third quarter of 1998 as compared to the same quarter of 1997 primarily as a result of higher electric sales.

Electric operating revenues during the current quarter were $159.2 million as compared to $145.2 million for the third quarter of 1997, an increase of $14.0 million. This increase was the result of higher electric sales and higher fuel cost recoveries.

Total sales of electric energy to retail customers during the third quarter of 1998 were 1,402,704 megawatt hours ("Mwh"), compared with 1,298,466 Mwh during the comparable period a year ago. Revenues from these sales were $154.9 million during the third quarter compared with $141.2 million for the same period in 1997. Electric revenue was reduced by $2.7 million during the third quarter of 1998 due to the change necessitated by the New Jersey Uniform Transitional Utilities Assessment Act. This Act, although it resulted in a change in the method of recording the tax by lowering revenue and correspondingly lowering taxes other than income taxes, did not affect the Company's tax liability or the Company's net income for the period. In addition, partially offsetting the effect of the higher sales was the impact of base rate reductions effective December 1, 1997. Sales to other utilities for the third quarter of 1998 amounted to 126,376 Mwh with revenues of $3.5 million compared to 124,585 Mwh and $2.8 million in 1997. Revenue from these sales are primarily a recovery of costs, and under the applicable tariff regulations, have a minimal impact on earnings.

Gas operating revenues during the third quarter of 1998 were $12.8 million compared to $14.4 million for the third quarter of 1997, a decrease of $1.6 million. This decrease is primarily the result of lower gas sales and the timing of fuel cost recoveries.

Gas sales to firm customers during the third quarter of 1998 totaled 1,406 million cubic feet ("Mmcf"), compared with 1,566 Mmcf during the same period a year ago. Gas revenues from firm customers were $9.3 million, compared with $10.8 million in the third quarter of 1997. Interruptible gas sales were 807 Mmcf for the third quarter of 1998 compared to 802 Mmcf for the same period of 1997. Revenues from interruptible customers were $2.6 million for the third quarter of 1998 compared to $2.7 million for the third quarter of 1997.

Fuel, Purchased Electricity and Purchased Gas Costs

The cost of fuel used in the production of electricity and purchased electricity costs amounted to $44.4 million for the third quarter of 1998 compared to $39.7 million for the third quarter of 1997. This increase reflects the increased demand for electricity, including sales to other utilities, and an increase in fuel costs.

Purchased gas costs were $7.2 million in the third quarter of 1998 compared to $8.0 million in 1997, a decrease of $0.8 million. This decrease in gas costs is attributable to the lower volume of gas purchased for resale and lower gas cost recoveries.

Other Operating and Maintenance Expenses

The Company's total operating expenses excluding fuel, purchased power and gas purchased for resale for the third quarter of 1998 increased by $5.3 million compared with the same period in 1997. Utility operating expenses increased $5.1 million. Diversified operating expenses increased by $0.2 million.

The increase in utility operating expenses is the result of higher electric transmission and distribution maintenance as well as higher customer records and collection expenses. The reduction in taxes other than income taxes of $1.3 million is primarily due to the change necessitated by the New Jersey Uniform Transitional Utilities Assessment Act discussed above. The reduction in taxes other than income taxes was also impacted by regulatory adjustments related to the New York Restructuring Plan. After eliminating the regulatory adjustments approved in the New York Electric Restructuring Case, property taxes and depreciation expense increased by $0.5 million and $0.9 million, respectively. Federal Income Taxes increased primarily due to the increase in earnings.

Diversified Activities

The Company's diversified activities consist of energy related services and business ventures and land development conducted through wholly-owned non-utility subsidiaries.

Revenues from diversified activities were $150,000 for the third quarter of 1998 compared with $120,000 a year ago.


Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased by $1.4 million during the third quarter of 1998 when compared to the same quarter of 1997. This is primarily the result of increased interest expense on short term debt in 1998 and the 1997 adjustment to investigation costs.

                             YEAR TO DATE COMPARISON

Results of Operations

Basic earnings per average common share outstanding for the first nine months of 1998 amounted to $2.59 per share as compared to $1.20 per share for the first nine months of 1997. Discontinued operations had no effect for the first nine months of 1998 but accounted for a loss of $1.13 per share for the first nine months of 1997. Settlement costs related to litigation with the Company's former Chairman had no effect on the first nine months of 1998 but reduced earnings by $0.13 per share for the first nine months of 1997.

Earnings from continuing operations were $2.59 per share for the first nine months of 1998 compared to $2.33 for the same period of 1997. During the first quarter of 1998, gas operating revenues were adversely affected by below-normal sales resulting from the warm winter weather, the effect of which was somewhat mitigated by the Company's gas weather normalization clause. Higher electric sales during the first nine months of 1998 contributed to the earnings increase.

Electric and Gas Revenues

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, decreased by $5.4 million in the first nine months of 1998 as compared to the same period of 1997.

Electric operating revenues during the current nine-month period were $381.0 million as compared to $364.2 million for the first nine months of 1997, an increase of $16.8 million.

Total sales of electric energy to retail customers during the first nine months of 1998 were 3,698,245 Mwh, compared to 3,522,642 Mwh during the comparable period a year ago. Electric revenues associated with these sales were $366.8 million compared to $356.8 million during the first nine months of 1997 an increase of $10.0 million. This increase was due primarily to increased sales, however, electric revenue was reduced due to a reduction in base rates effective December 1997 as well as the change necessitated by the New Jersey Uniform Transitional Utilities Assessment Act discussed above. Sales to other utilities for the first nine months of 1998 amounted to 445,939 Mwh with revenues of $11.6 million compared to 222,098 Mwh and $5.0 million in 1997. Revenues from these sales are primarily a recovery of costs and under the applicable tariff regulations, have a minimal impact on earnings.

Gas operating revenues during the first nine months of 1998 were $95.2 million compared to $117.4 million for the first nine months of 1997, a decrease of $22.2 million. Revenues were decreased by lower gas cost recoveries and lower sales volumes.

Record warm weather conditions during the first quarter of 1998 in addition to a continued decline in sales resulted in a decrease in gas sales as compared to the first quarter of 1997. Sales to firm customers during the first nine months of 1998 totaled 12,144 Mmcf, compared with 13,643 Mmcf during the same period a year ago. Gas revenues from firm customers were $84.2 million, compared with $104.5 million in the first nine months of 1997. The level of revenue from gas sales in New York is subject to a weather normalization clause that provides for revenue adjustments, which are either collected from or refunded to customers, for degree day variations of 2.2% or more from base rate forecast levels.

Fuel, Purchased Electricity and Purchased Gas Costs

The cost of fuel used in the production of electricity and purchased electricity costs increased by $12 million during the first nine months of 1998 when compared to the same period of 1997. This increase reflects increased demand offset by a decrease in the cost of fuel and purchased power.

Purchased gas costs were $50.7 million in the first nine months of 1998 compared to $69.9 million in 1997, a decrease of $19.2 million. This decrease in gas costs is attributable to the lower volume of gas purchased for resale and lower prices.

Other Operating and Maintenance Expenses

The Company's total operating expenses, excluding fuel, purchased power and gas purchased for resale for the first nine months of 1998 decreased by $1.2 million compared with the same period in 1997. The decrease in expenses associated with utility operating expenses amounted to $1.0 million. Diversified operation and maintenance expenses decreased $0.2 million.

The decrease in utility operating expenses is the result of reductions in taxes other than income taxes of $5.6 million and lower depreciation and amortization expense of $0.6 million, offset by higher Federal income tax expense of $2.7 million. The reduction in taxes other than income taxes is primarily due to the change necessitated by the New Jersey Uniform Transitional Utilities Assessment Act discussed above. After eliminating the regulatory adjustments approved in the New York Electric Restructuring Case, property taxes and depreciation expense increased by $2.0 million and $1.2 million, respectively. The increase in depreciation expense is due to normal plant additions and the amortization of the Company's new customer accounting system. Other operating and maintenance expense increased by $2.5 million due primarily to additional customer records and collection expenses.

Diversified Activities

Revenues from diversified activities decreased by $94,000 for the first nine months of 1998 as compared to the same period of 1997.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, increased by $0.5 million during the first nine months of 1998 when compared to the same period of 1997 due primarily to decreased investigation costs offset by increased interest expense on short term debt.


                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Item 5, Other Events, of the Company's Current Report on Form 8-K, dated March 31, 1998 and to Item 5, Other Events, of the Company's Current Report on Form 8-K, dated July 10, 1998, for a description and information relating to the litigation entitled Virgilio Ciullo, et al. v. Orange and Rockland Utilities, Inc., et al. On August 14, 1998, on the basis of an ex parte application, plaintiffs secured a temporary restraining order ("TRO") which would have had the effect of restraining the Company from conducting the voting or announcing the results thereof at its August 20, 1998 Special Meeting of Common Shareholders (the "Special Meeting") pending a hearing on August 25, 1998, regarding the issuance of a preliminary injunction. On August 19, 1998, on application of the Company, the Appellate Division vacated the TRO, thus permitting the voting to be held at the Special Meeting.

On August 24, 1998, the plaintiffs made a filing with the court seeking to amend their complaint, which had been previously amended, so as to add additional causes of action challenging the adequacy of the disclosure in the Proxy Statement issued in connection with the Special Meeting and seeking to have the vote at the Special Meeting set aside or, alternatively, seeking damages. On August 25, 1998, following oral argument before Justice Charles Ramos, plaintiffs' application for a preliminary injunction was denied as moot since the Special Meeting had already been held.

On September 9, 1998, oral argument was held before Justice Ramos on (i) the Company's motion to dismiss plaintiffs' second amended complaint and (ii) plaintiffs' petition to further amend their complaint to include additional causes of action relating to the adequacy of the disclosures contained in the Proxy Statement issued in connection with the Special Meeting.

The parties are awaiting the issuance of a ruling on the matters pending before the court. The Company is unable to predict the outcome of this proceeding or its effect on the Company's consolidated financial position or results of operations.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of a petition filed by the Company, the six other New York State investor-owned electric utilities, and the Energy Association of New York State ("Petitioners") in the New York State Supreme Court pursuant to Article 78 of the New York Civil Practice Law and Rules challenging the NYPSC's May 20, 1996 Order in the NYPSC Competitive Opportunities Proceeding, (Case Nos. 94-E-0952 and 96-E-0900). By Decision and Order on Motion dated October 28, 1998, the Appellate Division has granted a motion to extend the time to perfect appeals to February 25, 1999.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and to Part II, Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, for a description of a litigation entitled Crossroads Cogeneration Corporation v. Orange and Rockland Utilities, Inc.

On October 27, 1998, the United States Court of Appeals for the Third Circuit issued its decision in this case. The Third Circuit confirmed the trial court's dismissal with prejudice of Crossroads federal anti-trust claims for monopolization and attempted monopolization, in violation of Section 2 of the Sherman Act, as well as price discrimination in violation of Section 2 of the Clayton Act. The Third Circuit did reject the trial court's determination that the New York Public Service Commission's ("NYPSC") November 29, 1996 decision was determinative of Crossroads' state contract claims. It did so on the grounds that the issue decided by the NYPSC was not identical to that presented by Crossroads' state contract claims. Under the applicable procedural rules, either Crossroads or Orange and Rockland may petition the Third Circuit for a hearing en banc of that portion of the opinion unfavorable to that party. Such a petition must be filed on or before November 10, 1998.

Absent a successful petition for rehearing, the United States District Court for the District of New Jersey would gain jurisdiction over this case.

The Company is unable to predict the outcome of this proceeding or its effect on the Company's consolidated financial position or results of operations.

Forward-Looking Information

The Company has made forward-looking statements in this Form 10-Q Quarterly Report with respect to the financial condition, results of operations and business of the Company in the future, which involve certain risks and uncertainties. Forward-looking statements are included in Item 1 of Part I in the Notes to Consolidated Financial Statements and in Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions "Capital Resources and Liquidity", "Regulatory Activities" and "Year 2000 Compliance" as well as in this Part II Item I under the caption "Legal Proceedings" with respect to certain pending litigation matters. For all of those statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  On August 20, 1998, a Special Meeting of the Common
          Shareholders of the Company was held.

     (c) At the Special Meeting, the Company's common share-holders entitled to vote were asked to vote upon a proposal to approve and adopt the Agreement and Plan of Merger dated as of May 10, 1998 (the "Merger Agreement"), among the Company, Consolidated Edison, Inc. and C Acquisition Corp. ("Merger Subsidiary"), providing for the merger of the Merger Subsidiary with and into the Company (the "Merger"). The Merger Agreement was approved by a vote of approximately 74% of the outstanding shares of the Company's common stock entitled to vote, as follows:

          Shares         Shares       Shares        Broker
            For          Against     Abstaining     Non-Votes

          10,123,797     523,310     203,153        N/A

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27  Financial Data Schedule

     (b)  Reports on Form 8-K

          On August 21, 1998, the Company filed a Current Report on Form 8-K dated August 20, 1998 regarding a vote of the Company's shareholders approving the Agreement and Plan of Merger among the Company, Consolidated Edison, Inc. and C Acquisition Corp.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ORANGE AND ROCKLAND UTILITIES, INC.
                                          (Registrant)



Date: November 6, 1998        By ROBERT J. McBENNETT
                                 Robert J. McBennett
                                 Treasurer





Date: November 6, 1998        By EDWARD M. McKENNA
                                 Edward M. McKenna
                                 Controller