Form 10-K405
period 1998-12-31
ORANGE & ROCKLAND UTILITIES INC
filed 1999-03-22
CIK 74778

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1998

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ------------

            Commission file number                1-4315
                                   ------------------------------------

                       ORANGE AND ROCKLAND UTILITIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                                    13-1727729
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

One Blue Hill Plaza, Pearl River, New York                     10965
------------------------------------------                   ----------
 (Address of principal executive offices)                    (Zip code)

                                 (914) 352-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Common Stock, $5 Par Value -- New York Stock Exchange, Inc.
          ------------------------------------------------------------
          (Securities registered pursuant to Section 12(b) of the Act)

                         Preference Stock, No Par Value
          ------------------------------------------------------------
          (Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                 (Continued)

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                           (Continued from first page)

                       ORANGE AND ROCKLAND UTILITIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes |X|  No |_|

At February 28, 1999, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $757,714,000*.

At February 28, 1999, the registrant had 13,519,994 shares of Common Stock ($5 par value) outstanding.

Documents incorporated by reference:

      Annual Report to Shareholders for the year ended December 31, 1998 incorporated in Part I, Part II and Part IV to the extent described therein.

* For purposes of this calculation, it is assumed that only directors and officers of the registrant are affiliates of the registrant.

                              TABLE OF CONTENTS
PART I.                                                                Page

ITEM 1.     Business
            General Development of Business                              1
            Merger with Consolidated Edison, Inc.                        1
            Divestiture of Electric Generating Assets                    3
            Financial Information about Industry Segments                4
            Narrative Description of Business:
               Principal Business                                        4
               Electric Operations                                       5
               Gas Operations                                           10
               Diversified Activities                                   11
               Construction Program and Financing                       13
               Regulatory Matters                                       14
               Utility Industry Risk Factors and Competition            15
               Environmental Matters                                    17
               Research and Development                                 20
               Franchises                                               20
               Employee Relations                                       21
ITEM 2.     Properties                                                  22
ITEM 3.     Legal Proceedings                                           24
ITEM 4.     Submission of Matters to a Vote of Security Holders         35

PART II.

ITEM 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters                              35
ITEM 6.     Selected Financial Data                                     36
ITEM 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      36
ITEM 8.     Financial Statements and Supplementary Data                 37
ITEM 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      37

PART III.

ITEM 10.    Directors and Executive Officers of the Registrant          37
ITEM 11.    Executive Compensation                                      42
ITEM 12.    Security Ownership of Certain Beneficial Owners
               and Management                                           55
ITEM 13.    Certain Relationships and Related Transactions              57

PART IV.

ITEM 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                      57

Signatures                                                              67
Report of Independent Public Accountants on Financial
  Statement Schedules                                                   69
Consent of Independent Public Accountants                               69

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

The Company has two wholly-owned utility subsidiaries, Rockland Electric Company ("RECO"), a New Jersey corporation, and Pike County Light & Power Company ("Pike"), a Pennsylvania corporation. The Company has two wholly-owned active non-utility subsidiaries, Clove Development Corporation ("Clove"), a New York corporation and O&R Development, Inc. ("ORD"), a Delaware corporation. RECO has two wholly-owned non-utility subsidiaries, Saddle River Holdings Corp. ("SRH") and Enserve Holdings, Inc. ("Enserve"), both Delaware corporations. NORSTAR Holdings, Inc. ("NHI"), a Delaware corporation and wholly-owned non-utility subsidiary of SRH, has two wholly-owned non-utility subsidiaries, NORSTAR Management, Inc. ("NMI"), and Millbrook Holdings, Inc. ("Millbrook"), both Delaware corporations. NMI is the sole general partner of a Delaware limited partnership, NORSTAR Energy Limited Partnership ("NORSTAR Partnership"), of which NHI is the sole limited partner. EnServe has two wholly-owned non-utility subsidiaries, Palisades Energy Services, Inc. ("Palisades") and Compass Resources, Inc. ("Compass"), both of which are inactive Delaware corporations. The businesses of the non-utility subsidiaries are described under the subheading "Diversified Activities" in this Item 1.

Merger with Consolidated Edison, Inc.:

On May 10, 1998, the Company, Consolidated Edison, Inc., a New York corporation ("CEI"), and C Acquisition Corp., a New York corporation and a wholly-owned subsidiary of CEI ("Merger Sub"), entered into an Agreement and Plan of Merger, dated as of May 10, 1998 (the "Merger Agreement"), pursuant to which the Merger Sub will merge with and into the Company (the "Merger") with the Company being the surviving corporation and becoming a wholly-owned subsidiary of CEI (the "Surviving Corporation"). The Merger, which was unanimously approved by the board of directors of each of the Company, CEI and Merger Sub, is expected to occur shortly after all of the conditions to the consummation of the Merger, including the receipt of certain Federal and state regulatory approvals, discussed below, are met or waived. The Merger Agreement was approved by the Company's shareholders at a special meeting held on August 20, 1998.

Under the terms of the Merger Agreement, upon the effectiveness of the Merger (the "Effective Time") each outstanding share of the Company's common stock, $5.00 par value per share (the "Company Common Stock"), other than shares, if any, owned by the Company, CEI or any of their wholly-owned subsidiaries, will be converted into the right to receive $58.50 in cash (the "Merger Consideration"). The Merger Consideration is expected to be taxed as capital gain to the holders of the Company Common Stock. As of the Effective Time, each of the Directors of the Company will resign and the directors of the Merger Sub will be the Directors of the Company.

Pursuant to the Merger Agreement, approximately $790 million in cash will be paid to holders of shares of Company Common Stock. In addition, the Merger Agreement requires the Company to call for redemption all outstanding shares of the Company's cumulative preferred stock, par value $100.00 per share, and the Company's cumulative preference stock, no par value, in each case at a redemption price equal to the amount set forth in the Company's Restated Certificate of Incorporation, together with all dividends accrued and unpaid to the date of such redemption.

The Merger is subject to certain customary closing conditions, including, without limitation, the approval of the New York Public Service Commission ("NYPSC"), the New Jersey Board of Public Utilities (the "NJBPU") and the Pennsylvania Public Utility Commission (the "PAPUC"), the approval of the Federal Energy Regulatory Commission ("FERC"), the approval of the Securities and Exchange Commission (the "SEC") under the Public Utility Holding Company Act of 1935, as amended, (the "Holding Company Act") and the filing of the requisite notification with the Federal Trade Commission (the "FTC") and the Department of Justice (the "DOJ") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the "Hart-Scott-Rodino Act") and the expiration of the applicable waiting period thereunder. All regulatory filings have been made. On January 27, 1999, the FERC issued an order approving the Merger Agreement. The PAPUC approved the Merger by an order dated March 11, 1999, which adopted the settlement agreement dated January 14, 1999, among Pike, the Office of Consumer Advocate and the Office of the Small Business Advocate. The settlement agreement allows Pike to retain all merger savings, net of cost to achieve, until its next electric and gas base rate case.

On March 5, 1998, the Company, CEI, the staff of the State of New York Department of Public Service (the "NYPSC Staff") and several other parties submitted a settlement agreement in the Merger proceeding to the NYPSC. The settlement agreement provides for the approval of the Merger Agreement subject to certain conditions, including the following: (1) On December 1, 1999, the Company will reduce its electric base rates by $5.8 million, or 1.9%; (2) The Company will not seek to effectuate an increase in its base electric rates prior to January 1, 2003; (3) The Company's electric operations will no longer be subject to an earnings sharing mechanism which currently requires sharing with electric customers equity returns in excess of 11.4%; (4) The Company will reduce its base gas rates by $1.0 million, or 0.7%, effective in the month following consummation of the Merger; and (5) The Company will withdraw its December 1998 gas rate filing upon consummation of the Merger and may not file to increase its gas rates prior to December 1, 1999.

The Company anticipates that the NYPSC will consider the settlement agreement during April 1999 and that all other regulatory decisions will be issued no later than the second quarter of 1999.

The Merger Agreement contains certain representations, warrants and covenants of the parties including, without limitation, covenants of the Company regarding operations of the Company pending the consummation of the Merger. Generally, except for the divestiture of the Company's generation assets in accordance with the settlement agreement and the final divestiture plan approved by the NYPSC, the Company must carry on its business in the ordinary course consistent with past practice and use all commercially reasonable efforts to preserve intact its present business organization and goodwill. In addition, the Company may not increase dividends on the Company Common Stock or issue any capital stock. The Merger Agreement also contains certain restrictions and limitations on the Company with respect to, among other things, amendments to the Company's Restated Certificate of Incorporation and By-Laws, capital expenditures, acquisitions, dispositions, incurrence of indebtedness, certain increases in employee compensation and benefits, affiliate transactions, rate matters, contracts and discharge of liabilities.

One current member of the Company's Board of Directors, selected by the Nominating Committee of CEI's Board of Directors, will be appointed to the Board of Directors of CEI. In addition, the Surviving Corporation will have an advisory board, with equal numbers of members from CEI and the Company, that will provide advice and input regarding the implementation of the Merger and the ongoing operations of the Surviving Corporation.

The Merger Agreement may be terminated under certain circumstances, including by mutual consent of the parties; by either CEI or the Company if the Merger is not consummated by November 30, 1999 (the "Initial Termination Date"), subject to an automatic extension of six months if the requisite statutory approvals have not yet been obtained by the Initial Termination Date but all other conditions to closing have been fulfilled or are capable of being fulfilled by such date; by either CEI or the Company if the requisite approval of the Company's shareholders had not been obtained at a duly held shareholders' meeting; by a non-breaching party if there occurs a material breach of any representation, warranty, covenant or agreement contained in the Merger Agreement which is not cured within twenty business days; or by the Company, under certain circumstances, in order to accept a Superior Proposal, subject to certain limitations and procedures and to the payment of a termination fee.

Additional information regarding the proposed Merger is contained in the 1998 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 6 under the captions "Major Developments - 1998 - Merger" and "Other Developments - Termination Benefits Relating to the Merger" and in Note 4 of the Notes to Consolidated Financial Statements, on page 21, which material is incorporated by reference in this Form 10-K Annual Report.

Divestiture of Electric Generating Assets:

On November 24, 1998, the Company entered into definitive agreements with three subsidiaries of Southern Energy, Inc. ("SEI"), an affiliate of The Southern Company, to sell its generating assets, described in Item 2 under the caption "Sale of Generating Assets", for approximately $480 million in cash. The Company's share of the sales price is approximately $345 million, which excludes the sales price attributable to the two-thirds share of the Bowline Point Plant which is owned by Con Edison Company of New York, Inc. ("Con Ed"). SEI was the successful bidder in an auction process that was established pursuant to the Company's New York Electric Rate and Restructuring Plan, which was approved by the NYPSC by Orders dated November 26 and December 31, 1997, and the subsequent final Divestiture Plan, which was approved by the NYPSC by Orders dated April 16 and 26, 1998. The sale is subject to federal and state regulatory review and approval. The closing of the sale has been tentatively scheduled for the end of May 1999, subject to satisfaction of the conditions set forth in the agreements. The closing date may be adjusted to a later date up to September 30, 1999, except that if all conditions to the closing other than receipt of specified regulatory approvals have been fulfilled by September 30, 1999, then up to the day which is eighteen months from November 24, 1998. In addition, under the terms of the agreements, if approval by the FERC of the establishment of the Independent System Operator ("ISO"), as described in this Item 1 under the caption "Electric Operations" has not been obtained, the parties have agreed to defer the closing of the sale, but, if all other conditions to the consummation of the sale have been met, in no event to a date later than August 31, 1999.

The sale of the generating assets is subject to certain customary closing conditions, including, without limitation, the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including the approval of the NYPSC, the NJBPU and the PAPUC, the approval of the FERC, and the filing of the requisite notification with the FTC and the DOJ under the Hart-Scott-Rodino Act and the expiration of the applicable waiting period thereunder. On February 18, 1999, the DOJ granted early termination of the waiting period applicable to the filings made by The Southern Company and the Company relating to the sale of the Company's generating assets.

In addition to the agreements to sell its electric generating assets, the Company and subsidiaries of SEI entered into a Transition Power Sales Agreement, two Load Pocket Call Option Agreements and three Continuing Site/Interconnection Agreements (the "Ancillary Agreements") in order to ensure reliable supply and distribution of electricity to the Company's customers in the transition period and into the future.

Additional information regarding the divestiture of the Company's electric generating assets is contained in the 1998 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 6 under the captions "Major Developments - 1998 - Divestiture" and "Other Developments - Termination Benefits Relating to the Merger," and in
Note 5 of the Notes to Consolidated Financial Statements on page 22, which information is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Item 3, Legal Proceedings of this Form 10-K under the caption "New York Competitive Opportunities Proceeding."

Financial Information about Industry Segments:

Consolidated financial information regarding the Company's principal business segments, Electric Operations, Gas Operations and Diversified Activities is contained in Note 14 of the Notes to Consolidated Financial Statements on page 29 of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

As of December 31, 1998, the Company and its utility subsidiaries furnished electric service to approximately 274,000 customers in 96 communities with an estimated population of 687,000 and gas service to approximately 117,000 customers in 57 communities with an estimated population of 485,000. There was a modest increase in the population of the Company's service territory and in the number of customers served in 1998. At December 31, 1997, electric service was provided to approximately 269,000 customers in 96 communities with an estimated population of 681,000 and gas service was provided to approximately 114,000 customers in 57 communities with an estimated population of 482,000. At December 31, 1998 and 1997, 95% of the Company's residential gas customers used gas as their major heating fuel. While the territory served is predominantly residential, the Company and its utility subsidiaries also serve a number of commercial and industrial customers in diversified lines of business activities from which significant electric and gas revenues are derived. No single customer accounts for more than 10% of either gas or electric revenue. The business of the Company and its utility subsidiaries is seasonal to the extent that sales of electricity are higher during the summer, mainly due to air conditioning requirements, and sales of gas are greater in the winter months, primarily as a result of heating requirements.

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

As a result of efforts at the Federal and state levels to increase competition in the electric utility industry, the nature of the Company's electric operations will change. The primary change is the planned sale by the Company of its electric production assets to subsidiaries of SEI, an affiliate of The Southern Company.

As a result of the foregoing, the following description of the Company's electric operations should be read in conjunction with disclosures regarding the competitive initiatives at the Federal and state level, the filings made by the Company and its utility subsidiaries regarding these initiatives, the sale of the Company's electric generation assets to SEI, the continued operations of the Company as an electric transmission and distribution company within the context of the proposed merger with CEI and the anticipated effect that these initiatives will have on the future operations of the Company and its utility subsidiaries. Such disclosures are contained in this Item 1 under the captions "Merger With Consolidated Edison, Inc." and "Divestitute of Electric Generating Assets." Reference is also made to the 1998 Annual Report to Shareholders as follows: the "Review of the Company's Results of Operations and Financial Condition" beginning on page 6 under the captions "Major Developments - 1998 - Merger," "- Divestiture," "- Competition," and "Other Developments - Termination Benefits Related to Divestiture" and "- Termination Benefits Related to the Merger"; and in the Notes to Consolidated Financial Statements beginning on page 19 in Note 4 and Note 5, which information is incorporated by reference in this Form 10-K Annual Report, as well as Item III, Legal Proceedings of this Form 10-K under the heading "Regulatory Matters".

Generating Capacity and Purchased Power. As described more fully in Item 2 of this Form 10-K Annual Report under the subheading "Electric Generating Facilities," the nameplate capacity of the Company's plants provides the Company with a net generating capacity of 981 megawatts ("Mw") in the summer and 993 Mw in the winter. Additionally, the Company purchases capacity, as more fully described below, to satisfy its reserve requirements, as well as any demand in excess of its installed capacity. The electric energy which RECO and Pike distribute to their customers is supplied by the Company. The maximum historical one-hour demand for the Company and its utility subsidiaries occurred on July 15, 1997 and was 1,143 Mw and the maximum one-hour demand during 1998 occurred on June 25, 1998 and was 1,122 Mw.

In addition to the energy produced at its generating facilities, the Company, through various transmission interconnections, purchases both capacity and energy when needed to meet load and reserve requirements and also when such power is available at a price lower than the Company's cost of production. The Company maintains transmission interconnections with Central Hudson Gas and Electric Corporation ("Central Hudson"), Public Service Electric and Gas Company ("PSE&G") and Con Ed. Through these interconnections, and as a member of the New York Power Pool ("NYPP"), the Company can exchange power directly with the above utilities and, through the facilities of other members of the NYPP, the Company can exchange power with all members of the NYPP and with utilities in pools in neighboring states. In addition, members of the NYPP are able to coordinate inter-utility transfers of bulk power in order to achieve economy and efficiency, cooperate in long range planning of generation and transmission facilities and coordinate inter-utility operating and emergency procedures to assure reliable, adequate and economic electric service throughout the state. Through the NYPP control center, the Company is able to purchase power in order to optimize its generation-interchange mix, using the lowest cost energy available to the Company in the interconnected system.

On January 31, 1997, the Company, in conjunction with the other seven member systems of the NYPP, filed tariffs with the FERC seeking to establish an ISO and related institutions which would replace the NYPP. The ISO structure is intended to foster a fully competitive market in New York State by facilitating a more efficient electricity market and by providing for a visible spot energy market as well as a state-wide locational pricing mechanism and an associated transmission congestion pricing mechanism. On December 19, 1997, a supplemental filing was made with the FERC which provides for a revised governance structure with an ISO board comprised of individuals unaffiliated with the member systems or any other market participant.

The contemplated ISO structure would provide enhanced operating efficiencies with respect to the transfer of power between power producers and power purchasers. The primary economic difference between the existing NYPP structure and the ISO structure will be the move from the current cost-based rates to a market-based rate structure for pricing power transactions. Power producers seeking to sell power through the ISO would have their power dispatched based on price, with the least expensive power being dispatched first, and the price of power at any location would be the lowest price generation that is next available for dispatch. Regional operating problems, such as load pockets and transmission constraints, would be addressed through a locational marginal pricing mechanism.

In an Order dated January 27, 1999, the FERC conditionally accepted the proposed ISO Tariff and the proposed market rules of the ISO. The Order requires substantial modifications to the proposed ISO Tariff including separation of the transmission tariff from the rate schedules that govern non-transmission tariff functions. The NYPP members must submit a revised monitoring program to identify both the exercise of market power and market design flaws. The FERC also set a hearing to consider certain rate issues and noted that an application pursuant to Section 203 of the Federal Power Act requesting transfer of control of all necessary facilities from the NYPP members to the ISO must be submitted to and approved by the FERC. The NYPP members filed the Section 203 applications on February 5, 1999. The Company is unable to predict when the ISO will become operational.

During 1998, the Company had agreements in place for both capacity and energy purchases. Capacity purchases included an agreement with PSE&G which provided 190 Mw of winter capacity and 350 Mw of summer capacity, an agreement with the New York Power Authority ("NYPA") for 25 Mw of year-round capacity from the Blenheim-Gilboa pumped storage facility (the "Gilboa Facility") and an agreement with North American Energy Conservation, Inc. ("NAEC") which provided for 100 Mw of capacity in the winter capability period and 150 Mw during the summer capability period. The NAEC Agreement expired in October 1998.

With regard to energy, the Company purchased approximately 34% of its energy requirements during 1998. These purchases, which were made primarily through short-term purchase agreements and interchange agreements, were primarily economy transactions made in the interest of lowering costs to the Company's customers. This is demonstrated by the fact that the Company's installed generating capability for the 1998 summer capability period could have provided over 88% of the Company's energy requirements at the time of the Company's peak demand. The use of purchased power under these circumstances reflects the Company's policy of supplementing its electric generation with purchased power not only when needed to meet load requirements but also when such power is available at a cost lower than the cost of production.

Information regarding future power supply is contained under the caption "Future Energy Supply and Demand" in this Item 1. Reference is also made to the information contained under the caption "Utility Industry Risk Factors and Competition" in this Item 1.

Fuel Supply. The Company's 981 Mw summer generating nameplate capacity rating is available from the following fuel sources:

                                     Coal,
                          Oil         Oil                     Gas
    Plant                & Gas       & Gas       Hydro      Turbine      Total
------------------------------------------------------------------------------
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
                        =====       =====       =====       =====       =====

* For a description of the Company's generating plants, see "Electric Generating Facilities" in Item 2 of this Form 10-K Annual Report.

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

Electricity available for sale is provided through a mix of Company generation by various fuel types, supplemented by purchased power when such power is available at a price lower than the price of generation or is needed to meet load requirements. Details for the years 1994 through 1998 are as follows:

                           1994      1995       1996      1997       1998
                           ----      ----       ----      ----       ----
      Gas                   23%        23%        8%        14%       29%
      Coal                  36         27        33         34        28
      Oil                    6          7         1          2         7
      Hydro                  3          3         4          3         2
      Purchased Power       32         40        54         47        34
                           ---        ---       ---        ---        --

         Total             100%       100%      100%       100%      100%
                           ===        ===       ===        ===       ===

Gas - Natural gas is used as fuel for electric generation at the Company's Lovett and Bowline Point Plants and at the Hillburn and Shoemaker Gas Turbine Plants when it is available and economic. Substantially all of the natural gas used in electric generation is acquired through spot market purchases. During 1998, natural gas was the predominant fuel burned at the Bowline Point Plant. The Company expects to use natural gas in the Bowline Point Plant and the Lovett Plant during 1999, whenever such gas is more economical than alternative fuels. In 1998, the Company used 4.8 billion cubic feet ("Bcf") and 25.5 Bcf of gas at the Lovett Plant and the Bowline Point Plant, respectively.

Coal - The low sulfur coal (1.0 lbs - SO2 per million British Thermal Unit ("MMBTU")) used in Lovett Plant Units 4 and 5 is supplied to the Company primarily through a long term contract with Massey Coal Sales Company, Inc. Under this contract, the Company maintains the ability to purchase alternative fuel in place of coal whenever it is in its best interest to do so. The coal burned in the Lovett Plant is low in ash (typically 8%) and high in BTU content (26 MMBTU's per ton). During 1998, coal was the predominant fuel burned at the Lovett Plant and the Company expects to use coal in 1999 as long as it is more economical than alternative fuels. Information regarding the Company's coal supply contract is contained in Note 13 of the Notes to Consolidated Financial Statements under the caption "Coal Supply Contracts" on page 27 of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Oil - The Company has the ability to burn oil at all of the generating units at the Lovett Plant and the Bowline Point Plant. The Company purchased no oil for its Lovett Plant in 1998. Con Ed supplies #6 oil (0.37% maximum sulfur content by weight) to the Bowline Point Plant under a contract between it and the Company. Pursuant to that contract, Con Ed has also agreed to provide a backup oil supply for the Company's Lovett Plant under certain conditions.

Hydro - Water for the operation of the Company's Mongaup River Hydro Plants is controlled by the Company through the ownership of the necessary land in fee or through easements. In the case of the Company's Grahamsville Hydro Plant, water is obtained under contract with the City of New York Board of Water Supply. This contract, which expires in 2005, entitles the Company to 8.1 Bcf of free water each year. In 1998, the total amount of water used was

12.7 Bcf. Of this total, 4.6 Bcf was billed at varying rates based on an average cost of all fuels used in power generation.

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

Additional information regarding fuel and purchased power costs, including a description of the fuel adjustment clauses contained in the Company's tariff schedules, is contained in the 1998 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Electric Energy Costs" on page 11 and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Fuel Costs" on page 19, which information is incorporated by reference in this Form 10-K Annual Report.

Future Energy Supply and Demand. The Company continues to be committed to meeting customer energy needs by providing reliable energy service at the lowest prudent cost and in an environmentally sound manner. The transition to a competitive business environment will, however, affect the traditional vertically integrated utility structure and will necessitate changes in the way the Company's customers provide for their power needs.

As a result of the planned divestiture of the Company's generating assets, and in the context of regulatory proceedings regarding competition in the electric utility industry, it is expected that the Company and its utility subsidiaries will implement full retail competition for all customers during mid-1999. The Company will act as a provider of last resort for those customers who do not contract with third party energy suppliers to meet their energy needs. As a result, the future energy requirements of the Company as a provider of last resort are expected to be substantially lower than in the past. Such requirements will initially be satisfied through a Transitional Power Supply Agreement between the Company and subsidiaries of SEI whereby, from the later of May 1, 1999 or the closing of the sale of the Company's generating assets through October 31, 2000, the Company will purchase specified amounts of capacity and energy. In addition, the Company currently has two firm capacity contracts in place; an agreement with the NYPA for the purchase of 25 Mw of firm, year-round capacity from the Gilboa Facility and a firm capacity agreement with PSE&G which will provide between 100 Mw and 200 Mw of capacity during the contract term which extends through October 2000. At the option of the Company, additional capacity purchases are available throughout the term of the PSE&G contract, which, together with the firm contract capacity, would bring the total capacity available under the PSE&G contract to between 300 Mw and 400 Mw. The Company currently has no firm, long-term energy contracts in place, other than the Transitional Power Sales Agreement cited above. Capacity and energy requirements after this transition period are expected to be satisfied by the Company within the operating policies of the ISO or through bilateral purchase agreements.

Information regarding future payments under capacity purchase contracts is contained in Note 13 of the Notes to Consolidated Financial Statements under the caption "Power Purchase Agreements" on page 27 of the 1998 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Gas Operations

The Company distributes purchased natural gas, supplemented at times of peak load by gas produced in its propane air gas plants.

As of December 31, 1998, the gas distribution system included 1,764 miles of mains. The highest historical maximum firm daily gas sendout of 206,038 thousand cubic feet ("Mcf") occurred on January 19, 1994. The maximum firm daily sendout during 1998 occurred on December 30 and amounted to 151,577 Mcf.

Competitive Initiatives. As a result of initiatives at both the Federal and state level to foster competition in the gas utility industry, the nature of the gas operations of local gas distribution companies ("LDCs"), such as the Company, has undergone certain changes, and it is expected that additional changes will occur. At the Federal level, the FERC issued Order 636 in 1992, which was aimed at increasing competition on interstate natural gas pipelines. Information regarding the impact on the Company of FERC Order 636 is contained in the 1998 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" on page 11 under the caption "Gas Sales and Revenues," which information is incorporated by reference in this Form 10-K Annual Report. At the state level, the NYPSC, by its orders issued in March and September 1996, approved gas utility restructuring plans designed to open local natural gas markets to competition by allowing residential and small commercial customers of LDCs to purchase gas from a variety of sources other than the franchised local utility company. A discussion of competitive initiatives at the state level is contained in Item 3, Legal Proceedings of this Form 10-K under the caption "Regulatory Matters - Competition", as well as in the 1998 Annual Report to Shareholders as follows: in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 6 under the caption "New York Competitive Opportunities Proceeding - Gas" and "Gas Energy Costs" and in Note 13 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 27, which information is incorporated by reference in this Form 10-K Annual Report. Accordingly, the following description of the Company's gas operations should be read in conjunction with disclosures regarding regulatory competitive initiatives contained elsewhere or incorporated by reference in this Form 10-K Annual Report.

Supply, Transportation and Storage. The Company has both long-term and short-term firm gas supply contracts with seven gas producers. Together these contracts account for all of the Company's firm gas requirements and include a contract with a Canadian producer which accounts for approximately 28% of firm contracted supply and expires in the year 2002. Contracts for the remaining 72% of the Company's firm gas supply have been executed with six domestic producers. Four of these contracts are scheduled to expire in 1999. Replacement gas supplies will be negotiated, consistent with the Company's firm gas requirements. The remainder have expiration dates ranging between 2000 and 2010. All of the gas supply contracts contain options for renewal and certain of the agreements contain "re-opener" provisions which allow the Company to modify price and operating terms under certain conditions.

In addition to its long-term and short-term contracted supply sources, the Company purchases spot gas from producers primarily for the Company's use in electric generation. During 1998, the Company made spot purchases of approximately 30.8 million Mcf of gas or 60% of the total gas supply.

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

In addition to the gas supply contracts, the Company has provided for the transportation of gas through firm, long-term transportation agreements with four major pipeline companies: Tennessee Gas Pipeline Company ("Tennessee"), Columbia Gas Transmission Corporation ("Columbia"), Algonquin Gas Transmission Company ("Algonquin") and Texas Eastern Transmission Corporation ("Texas Eastern"). The transportation agreements with Tennessee will expire during November 2000. Transportation contracts with the other three pipeline companies have expiration dates from 2004 through 2012. The Company also has entered into interruptible transportation agreements with the same pipeline companies. All transportation contracts contain options for renewal.

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

Additional information regarding gas supply and gas storage contracts is contained in Note 13 of the Notes to Consolidated Financial Statements under the caption "Gas Supply and Storage Contracts" on page 27 of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Transportation for Others. The Company provides firm and interruptible gas transportation services for end users in its service territory who elect to obtain their own direct gas supplies. During 1998, approximately 6.2 Bcf of gas was transported for such end users.

Pipeline Capacity and Off-System Sales. As a result of the provisions of FERC Orders 636 and 63, and in conjunction with the NYPSC Order in Case 92-G-0050, the Company has marketed excess pipeline transmission capacity and has retained certain profit levels attributable to both the marketed capacity and to off-system gas sales. Information regarding these items is contained in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Gas Sales and Revenues" on page 11 of the 1998 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Diversified Activities

Both the Company and RECO have certain non-utility subsidiaries which, at December 31, 1998, were engaged in energy services ventures and land development. The energy services ventures have now been suspended. The Company's Consolidated Financial Statements, which are incorporated in this Form 10-K Annual Report by reference to the Company's 1998 Annual Report to Shareholders, include the results of operations of all diversified activities, including the activities of the gas marketing business which has been discontinued and, as such, are reported on the Company's consolidated financial statements as "Discontinued Operations." Neither the assets of the remaining non-regulated businesses nor the continued operation of the remaining non-regulated business lines are material to the operations of the Company. For these reasons, the disclosure related to the Company's ongoing diversified activities, as prescribed by Regulation S-K, has, with few exceptions, been omitted from other sections of this Form 10-K Annual Report.

Capital contributions to the non-utility subsidiaries by the Company and RECO are borne by the Company's shareholders. Any profits, losses, or tax savings from investments in non-utility subsidiaries accrue to such shareholders and are not included in the cost of service for ratemaking purposes. A description of the relevant non-utility subsidiaries of RECO and the Company follows.

Saddle River Holdings Corp. SRH, a wholly-owned subsidiary of RECO, was established for the purpose of investing in non-utility business ventures. NMI, an indirect subsidiary of SRH which was engaged in natural gas marketing, has discontinued all gas marketing activities and the winding-up of the gas marketing business is substantially complete. NMI is the sole general partner of NORSTAR Partnership, of which NHI is the sole limited partner and Shell NORSTAR Inc., a wholly-owned subsidiary of Shell Gas Trading Company, was a limited partner until August 20, 1997. Additional information regarding the discontinued gas marketing operations, including its effect on the Company's consolidated financial position and results of operations, is contained in the 1998 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Conditions" beginning on page 6 under the captions "Discontinued Operations," "Financial Performance" and "Results of Operations," which information is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Note 3 of the Notes to Consolidated Financial Statements on page 21 of the 1998 Annual Report to Shareholders, which information is also incorporated by reference in this Form 10-K Annual Report.

Millbrook, a subsidiary of NHI, leases approximately twelve acres of non-utility real estate in Morris County, New Jersey, pursuant to a renewable ten-year leasehold agreement. In 1997, Millbrook secured an option to purchase the leased property, or otherwise arrange for the transfer or sale of the property, including Millbrook's leasehold interest, to a third party under an arrangement that would defer payment until a third party sale is completed. A third-party sales agreement is pending which is subject to the receipt of satisfactory subdivision approvals. The Company does not expect that the sale of the Millbrook property will have a material effect on the Company's results of operations or financial condition.

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

O&R Development, Inc.. ORD, a wholly-owned subsidiary of the Company, was established to promote industrial and corporate development within the Company's service territory by providing improved sites and buildings. ORD owns Interchange Commerce Center ("ICC Project"), a 220 acre tract of land in Orange County, New York, which is being marketed for sale.

Additional information regarding the non-utility subsidiaries of the Company and of RECO is contained in the 1998 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as follows: in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 6 under the captions "Discontinued Operations," "Financial Performance," "Results of Operations" and "Diversified Activities"; and in the Notes to Consolidated Financial Statements beginning on page 19 in
Note 1 under the captions "Principles of Consolidation," in Note 3, and in Note 14.

Construction Program and Financing

Construction Program. The construction expenditures, excluding allowance for funds used during construction, of the Company and its utility subsidiaries for 1999 are estimated at approximately $41 million, which consist primarily of routine projects for capital replacements or system betterments, and does not include any additions to generating capacity. This estimate includes approximately four months of pre-divestiture spending related to the Company's electric generating assets. If the sale of the generating assets is delayed, the Company may incur additional capital expenditures related to generation assets. The Company's construction program is under continuous review and the estimated construction expenditures are, therefore, subject to periodic revision to reflect, among other things, changes in energy demands, economic conditions, environmental regulations, changes in the timing of construction activities, the level of internally generated funds and other modifications to the construction program.

Information regarding the Company's construction program is contained under the caption "Liquidity and Capital Resources" in the "Review of the Company's Results of Operations and Financial Condition" and under the caption "Construction Program" in Note 13 of the Notes to Consolidated Financial Statements on pages 13 and 27 respectively, of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

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

At December 31, 1998, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $160 million. Effective January 1, 1999, such lines were reduced to $155 million. Commercial paper borrowings, which are supported by such credit lines, amounted to $149.1 million at year end.

As a result of the planned divestiture of the Company's generating facilities, it is expected that the Company will have approximately $225 million of net cash proceeds from divestiture available at the close of the sale. Additional information regarding the Company's short-term debt position is contained in
Note 9 of the Notes to Consolidated Financial Statements on page 24 of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

The financing activities of the Company and its utility subsidiaries during 1998 consisted of a debt refinancing by Pike, and the repurchase of Company common stock. During 1999, the Company expects, as required by the Merger Agreement, to call for redemption all of its Non-Redeemable Cumulative Preferred Stock and all of its Non-Redeemable Preference Stock (the "Preferred and Preference Stock") outstanding. The Non-Redeemable Preference Stock is convertible into shares of Common Stock, prior to redemption, at a ratio of

1.47 shares of Common Stock for each share of Preference Stock. In March 1999, the Company issued $45 million in long-term debt to provide funds necessary to call the Preferred and Preference Stock. Information regarding these activities is found in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Liquidity and Capital Resources" on page 13 of the 1998 Annual Report to Shareholders as well as in Note 7, and Note 8 in the Notes to Consolidated Financial Statements beginning on page 22 of the 1998 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

Neither the Company nor its utility subsidiaries have any plans at the present time for additional external financing other than the securities issued to provide funds to call the Company's Preferred and Preference Stock. It is expected that all other capital requirements will be met primarily with internally generated funds, supplemented with short-term debt as required.

Information regarding certain financial statistics of the Company is contained under the caption "Financial Statistics" on page 32 of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Credit Ratings. The current ratings of the Company's principal securities and its commercial paper are as follows:

                               Moody's      Standard     Duff and Phelps
                             Investor's     & Poor's         Credit
                            Service, Inc.     Corp.      Rating Company
                            -------------     -----      --------------
Pollution Control Bonds         A3             A-              A
Unsecured Debt                  A3             A-              A
Preferred Stock                 baa1           BBB+            A-
Commercial Paper                P-2            A-2             D-1

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

Regulatory Matters

A description of the general character of rate regulation and its effect on the financial statements of the Company and its utility subsidiaries, including a disclosure of the Company's regulatory assets, is contained in Note 1 of the Notes to Consolidated Financial Statements under the caption "Rate Regulation" on page 19 of the 1998 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report.

State Regulation. The Company and its utility subsidiaries are subject to the jurisdiction of state commissions in their respective states of incorporation. The state commissions have the authority to regulate, among other things, rates, services, the issuance of securities and accounting and depreciation procedures. The Company is subject to the jurisdiction of the NYPSC, which covers approximately 75% of consolidated utility energy sales. RECO is subject to the jurisdiction of the NJBPU, which covers approximately 22% of consolidated utility energy sales. Pike is subject to the jurisdiction of the PAPUC, which covers approximately 1% of consolidated utility energy sales. Sales for resale, which are subject to regulation by the FERC, accounted for approximately 2% of consolidated utility energy sales.

Federal Regulation. The Company, pursuant to an order of the Securities and Exchange Commission, has been exempted from all of the provisions of the Holding Company Act, except Section 9(a)(2) thereof relating to the acquisition of securities of other public utility companies.

The Company and its utility subsidiaries are subject to the jurisdiction of the FERC as "public utilities." This regulation primarily relates to sales and exchanges of electricity for resale, certain transportation, sales and exchanges of natural gas under the Natural Gas Act, Company sales to its utility subsidiaries and certain other matters including accounting, recordkeeping and reporting.

Other Regulation. The Company and its utility subsidiaries are also subject to regulation by various other Federal, state, county and local agencies under numerous regulations dealing with, among other things, environmental matters, energy conservation, long-range planning, fuel use, plant siting and gas pricing.

Competitive Proceedings. Regulatory agencies at the Federal level as well as the three states in which the Company has retail electric and gas franchises have implemented certain changes and are evaluating other changes in regulatory and rate-making practices designed to promote increased competition consistent with safety, reliability and affordability standards. For the Company, these changes have included, among other things, the NYPSC directive to divest its generating assets, the expected implementation of full electric retail access during mid-1999 and the potential effects of the NYPSC Policy Statement regarding the transition of gas utilities exiting the gas merchant function. As a result of these initiatives, and depending on future developments in this area, the Company's market share and profit margins will become subject to competitive pressures in addition to regulatory constraints with respect to both its electric and gas operations. A discussion of the current Federal and state competitive initiatives with respect to electric and gas operations is contained in Item 3, Legal Proceedings, of this Form 10-K under the captions "Restructuring Litigation" and "Regulatory Matters - Competition." Reference is also made to the 1998 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 6 under the captions "Competition" "Electric Sales and Revenue" and "Gas Energy Costs" and in the Notes to Consolidated Financial Statements beginning on page 19 in Note 5 and in Note 13 under the caption "Gas Supply and Storage Contracts", which material is incorporated by reference to this Form 10-K Annual Report.

Current Rate Activities. Information regarding recent electric and gas rate activities of the Company and its utility subsidiaries, including the gas base rate increase petition filed by the Company with the NYPSC on December 30, 1998, is contained in the 1998 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" on page 9 under the caption "Rate Activities", which information is incorporated by reference to this Form 10-K Annual Report. Reference is also made to Item 3, Legal Proceedings of this Form 10-K under the caption "Rate Activities".

Utility Industry Risk Factors and Competition

The electric and gas utility industry is exposed to many of the general business and financial risks which affect all industries on a local, national or international level. It is also exposed to business and financial risks that are particular to the provision of utility services and to operating a business in a changing regulated environment. In particular, the industry is exposed to risks relating to, among other things, increasing competition in the wholesale power markets and a move to competition in the retail sector; uncertainties regarding the transition mechanisms, both operating and financial, as the industry moves to deregulation, including the potential for stranded, or non-recoverable, costs; increases in fuel costs and uncertainties as to fuel supplies; numerous environmental restrictions, including potential liabilities for environmental matters; regulatory constraints, including the timing and adequacy of rate relief; increases in the cost of, and delays in, construction in an industry which is fixed-asset intensive; the attraction of capital in an industry which is capital intensive; the effects of energy conservation and weather related sales fluctuations, both of which have the potential of causing revenue erosion; and the requirement to provide for growth in demand for energy services.

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

As the electric and gas industries move to increased competition and potential deregulation, the Company has taken an active role in the competitive opportunities proceedings in the states in which it operates and has worked extensively with industry groups and the NYPP in designing the future framework for the utility industry. With regard to such proceedings in New York State, the NYPSC approved the Company's Restructuring Plan during 1997. The Restructuring Plan, which provides the framework for the transition to a competitive market for the Company's electric operations, provided for the sale of the Company's generation assets. On November 24, 1998, the Company entered into agreements with three subsidiaries of SEI for the sale of the Company's generating assets. The sales price of approximately $480 million, which includes Con Ed's share of proceeds from the jointly-owned Bowline Point plant, will provide the Company with a modest gain over book cost and expense of sale, thereby eliminating the risk of stranded costs related to the sale price of generation assets. With the sale of its generating assets, the Company has eliminated future risks related to the ownership and operation of electric generating facilities. In addition, as a result of the approval of the Restructuring Plan by the NYPSC, certain aspects of risk associated with the transition to a competitive electric market have been mitigated. This includes, among other things, a Competitive Transition Charge ("CTC") which provides for the recovery of above-market generation costs should the transfer of title to the Company's generation assets not occur before May 1, 1999. A discussion of the CTC is contained under Item 3, Legal Proceedings, of the Form 10-K Annual Report under the heading "New York Competitive Opportunities Proceedings." Information regarding the competitive initiatives undertaken at the Federal and state levels with regard to the Company's electric and gas utility operations as well as information on the provisions of the Company's Restructuring Plan and the divestiture of its electric generating assets is contained in the 1998 Annual Shareholders Report in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 6 under the captions "Major Developments - 1998 - Divestiture," "Competition" and "Gas Energy Costs" and in the Notes to Consolidated Financial Statements beginning on page 19 in Note 1 under the caption "Rate Regulation," Note 5, and
Note 13 under the captions "Gas Supply and Storage Contracts" and "Legal Proceedings - Restructuring Litigation," which information is incorporated by reference in this Form 10-K Annual Report.

The Company is committed to continue to manage the risks which are present in the changing utility environment. Included in this strategy are the maintenance of low construction and operating budgets and minimizing external financing. With regard to future power supply, and as provided in the Restructuring Plan, this will involve maintaining, through prudent and competitive purchasing policies, energy and capacity sufficient to act as the provider of last resort for those customers who do not purchase electricity from other sources.

In addition, rate procedures which are in effect for the Company's New York gas operations have the effect of mitigating certain risks related to the effect of weather on the Company's gas sales. Information concerning the gas weather normalization adjustment is contained under the caption "Gas Sales and Revenues" in the "Review of the Company's Results of Operations and Financial Condition" on page 11 of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Reference is also made to the caption "Future Energy Supply and Demand" in this Item 1.

The problems associated with nuclear energy have not affected the Company as it has no operating nuclear plants nor any under construction, and has no plans for future participation in nuclear projects.

Environmental Matters

The Company is subject to regulation by Federal, state, county and, to some extent, local authorities with respect to the environmental effects of its operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. In connection with such regulation, various permits are required with respect to the Company's facilities. The sale by the Company of its electric generating facilities will impact the extent to which the Company remains subject to the environmental regulations discussed below. Generally, the principal environmental areas and requirements to which the Company is subject are as follows:

Water Quality. The Company is required to comply with Federal and State water quality statutes and regulations, including the Federal Clean Water Act ("Clean Water Act"). The Clean Water Act requires that Company generating stations be in compliance with state issued State Pollutant Discharge Elimination System Permits ("SPDES permits"), which prescribe applicable conditions to protect water quality. Effective July 1, 1994, the State of New York Department of Environmental Conservation ("NYSDEC") issued a SPDES permit for the Company's Lovett Coal Ash Management Facility, which expires July 1, 1999. A renewal application was filed on October 8, 1998. The NYSDEC also has issued a SPDES permit, effective October 1, 1991 for the Company's Lovett generating station. The Lovett SPDES permit expired on October 1, 1996. Since a renewal application was filed within the statutory deadline, the expired permit remains in effect until a new permit is issued by the NYSDEC.

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

The Company entered into a settlement with the United States Environmental Protection Agency ("EPA") and others that relieved the Company for at least 10 years from a regulatory agency requirement that, in effect, would have required that cooling towers be installed at the Bowline Point generating station. In return, the Company agreed to certain plant modifications, operating restrictions and other measures. This settlement expired in May 1991. Pursuant to an Interim Agreement between the Company, the NYSDEC and others, as well as a Consent Order, including extensions to the Consent Order, by which the Company agreed to certain operating limitations and biological monitoring requirements, the Bowline Point plant has continued to operate without cooling tower installation. The most recent extension of the Consent Order expired on February 1, 1998. The parties are currently negotiating another extension of the Consent Order. During the negotiation process, the Company will continue to abide by the operating limitations and biological monitoring requirements set forth in the Consent Order.

Air Quality. Under the Federal Clean Air Act ("Clean Air Act"), the EPA has promulgated national primary and secondary air quality standards for certain pollutants, including sulfur dioxides, particulate matter and nitrogen oxides. The NYSDEC has adopted, and the EPA has approved, the New York State Implementation Plan ("SIP") for the attainment, maintenance and enforcement of these standards. In order to comply with the SIP, the Company burns #6 fuel oil with a 0.37% maximum sulfur content by weight at its Lovett and Bowline Point generating stations.

Pursuant to the SIP, the Company is governed by the following limitations when it is burning coal at Lovett Units 4 and 5: if one unit is burning, the Company may emit sulfur dioxide at a rate not to exceed 1.5 lb./MMBTU, and if two units are burning, the Company may emit sulfur dioxide at a rate not to exceed 1.0 lb./MMBTU per unit.

The Company and the NYSDEC entered into an Order and Consent, dated as of August 18, 1998, in DEC Index No. D3-9000-97-08, relating to the occurrence of excess opacity exceedances in violation of 6 NYCRR Section 227 and ECL Section 19-0301 at the Company's Bowline Point and Lovett Generating Stations. Under the terms of the Order on Consent, the Company paid $20,000 to settle excess opacity exceedances for quarterly periods prior to the execution of the Order on Consent and agreed to a stipulated schedule of penalties in the event of future excess opacity exceedances.

The SIP provides a mechanism for air emissions fee billing pursuant to Title V of the Clean Air Act. The owners of Title V sources in New York State, which sources include the Company's Lovett and Bowline Point Plants and the Shoemaker and Hillburn Gas Turbines are required to pay an emission fee based upon actual air emissions reported to NYSDEC at a rate of approximately $32.64 per ton of air emissions. In 1998, the Company paid approximately $430,800 in such emission fees, approximately $46,700 of which was recovered from Con Ed pursuant to the Bowline Point Plant operating agreement. In 1999, this emission fee will be based on 1998 air emissions at a rate established by the NYSDEC not to exceed $50 per ton.

The Clean Air Act Amendments of 1990 could restrict the Company's ability to meet increased electric energy demand after the year 2000 or could substantially increase the cost to meet such demand. The Company has spent approximately $28.7 million to comply with the Reasonably Available Control

Technology ("RACT") Phase I emissions limitations for nitrogen oxide established by the NYSDEC to achieve ozone attainment. New York and eleven other member states of the Ozone Transport Commission have entered into a Memorandum of Understanding which calls for the states to adopt more stringent nitrogen oxide emissions limits for Phases II and III reductions. Phases II and III are to take effect in May 1999 and May 2003, respectively. The NYSDEC will propose regulations that will establish an annual NOx allocation program during the ozone season (May - September) to limit emissions. The Company does not anticipate incurring additional capital costs to comply with these requirements.

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

Information concerning certain Superfund claims involving the Company is included in Item 3, "Legal Proceedings" of this Form 10-K Annual Report.

Environmental Expenditures. The Company's environmental expenditures amounted to approximately $15.4 million in 1998.

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

Information concerning environmental issues and their potential effect on the Company's operations is included in Note 13 of the Notes to Consolidated Financial Statements under the captions "Environmental Litigation" and "Environmental" beginning on page 28 of the 1998 Annual Report to Shareholders, which information is incorporated by reference in this Form 10-K Annual Report, as well as in Item 3 "Legal Proceedings" of this Form 10-K Annual Report.

Research and Development

The Company supports research and development agencies involved in utility research, provides funds for joint utility research projects and conducts its own internal program. Research and development expenditures amounted to approximately $2.1 million in 1998, $2.4 million in 1997 and $2.6 million in 1996.

The Company provides support to national agencies such as the Electric Power Research Institute and the Gas Research Institute. At the state level, the Company supports the Empire State Electric Energy Research Corporation, the New York State Energy Research and Development Authority and the New York Gas Group.

The Company's internal research and development program includes projects which seek improvement of transmission and distribution systems and enhancement of the value of electric energy for customers. Current projects include an evaluation of the performance characteristics of underground distribution cable, Year 2000 compliance solutions, distributed resources/alternative planning tools, storm planning, intranet technologies, on-line graphic circuit tool and order generator and the automation of group operated air breaker switches. Additional information regarding the Company's Year 2000 compliance strategy is contained on page 13 of the 1998 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" under the caption "Year 2000 Compliance," which information is incorporated by reference in this Form 10-K Annual Report.

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

As discussed in Item 3, Legal Proceedings, of this Form 10-K under the caption "Regulatory Matters - Competition," efforts are underway in New York, New Jersey and Pennsylvania to restructure the electric utility industry. The Company, RECO and Pike all have proposed to open their franchise service territories to full retail competition by May 1, 1999. Unless otherwise ordered by the respective state utility commissions, the Company, RECO and Pike will remain the provider of last resort of energy and capacity and will remain the electric distribution company in their respective franchise territories.

Employee Relations

At December 31, 1998, the Company had 1,396 full-time employees and 31 part-time employees. The Company considers its relationship with its employees to be satisfactory. The current contract with Local 503 of the International Brotherhood of Electrical Workers ("IBEW") representing 844 production, maintenance, commercial and service employees of the Company became effective June 1, 1997 and expires June 1, 2000. This contract does not cover supervisory employees.

As a result of the planned sale of the Company's electric generating assets to SEI, the Company will experience a reduction in its workforce relative to electric production department personnel and related support personnel. SEI has agreed to honor the current collective bargaining agreement between the Company and the affected bargaining unit employees and it is expected that the Company's affected bargaining unit employees will become employees of SEI. Some of the Company's non-bargaining unit electric production department employees and support personnel have been offered employment with SEI. The Company has agreed to provide career management, outplacement services and certain benefits to affected management employees not offered employment with SEI. Any changes affecting bargaining unit employees must be negotiated with the IBEW. In addition, the Merger Agreement between the Company and CEI provides that CEI will honor the current collective bargaining agreement between the Company and its affected bargaining unit employees. The Merger Agreement further provides that subject to applicable law and obligations under applicable collective bargaining agreements, for a period of three years following the Merger, any reductions in workforce in respect of employees of the Company and its subsidiaries will be made on a fair and equitable basis as determined by the Surviving Corporation, without regard to whether employment was with the Company, CEI, or either company's subsidiaries, and with due consideration to prior experience and skills. Generally, any employee whose employment is terminated or job is eliminated during such period will be entitled to participate in the job opportunity and employment placement programs offered by CEI or the Company or any of their subsidiaries for which they are eligible. Any workforce reductions carried out following the Merger by the Company and its subsidiaries will be done in accordance with all applicable collective bargaining agreements and all laws and regulations governing the employment relationship and termination thereof including, without limitation, the Worker Adjustment and Retraining Notification Act and regulations promulgated thereunder, and any comparable state or local law. Information regarding the separation of employees and the recovery of employee costs associated with the divestiture and the merger is included in Item 3, Legal Proceedings, of this Form 10-K under the caption "Regulatory Matters - Competition," as well as in the 1998 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 6 under the captions "Divestiture," "Termination Benefits Relating to Divestiture" and "Termination Benefits Relating to the Merger," which information is incorporated by reference in this Form 10-K Annual Report.

The Company's utility subsidiaries, RECO and Pike, have no employees other than officers. All services are performed for the utility subsidiaries by employees of the Company pursuant to Joint Operating Agreements approved by the NJBPU and the PAPUC, through which the Company is reimbursed for these services. Several employees of the Company provide managerial and clerical services for the non-utility subsidiaries of the Company and of RECO, the cost of which are either paid directly by the subsidiaries or are reimbursed to the Company through periodic billings. In addition, the non-utility subsidiaries, at December 31, 1998, had 11 full-time employees and one part-time employee, none of whom were participants in the Company's various employee benefit plans or were covered by the Company's contract with the IBEW.

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

Sale of Generating Assets. On November 24, 1998, the Company entered into definitive transaction agreements for the sale of all of the Company's generating assets to subsidiaries of Southern Energy, itself a subsidiary of The Southern Company. The facilities to be sold to Southern Energy include the Lovett Plant, the Bowline Point Plant, including Con Edison's two-thirds share of the plant, the gas turbine generating units and all of the hyroelectric generating units. The sale is subject, among other closing conditions, to receipt of specified federal and state regulatory approvals. Additional information regarding the planned divestiture of the Company's electric generating facilities is contained in the 1998 Annual Report to Shareholders as follows: in the "Review of the Company's Results of Operations and Financial Condition" on page 7 under the caption "Divestiture" and in Note 5 of the Notes to Consolidated Financial Statements on page 22, which information is incorporated by reference in this Form 10-K Annual Report. Reference is also made to Item 1 of this Form 10-K under the caption

"Divestiture of Electric Generating Assets" and to Item 3, Legal Proceedings under the caption "Regulatory Matters - Competition."

Electric Generating Facilities. The Company's generating plants, all of which are located in New York State, are as follows:

                                              Maximum
                                               Summer      Percent    Net Mwh
                                               Net Mw     of Total   Generated
Plant Name          Units    Energy Source    Capacity    Capacity    in 1998
------------------------------------------------------------------------------
Swinging Bridge,
 Mongaup & Rio        8      Hydroelectric       25.8        2.6%       47,754
Grahamsville          1      Hydroelectric       18.0        1.8        81,273
Hillburn              1      Jet Fuel/Gas        37.0        3.8         6,859
Shoemaker             1      Jet Fuel/Gas        37.0        3.8        17,373
Lovett                3      Coal/Oil/Gas       462.6       47.2     2,072,746
Bowline Point         2      Oil/Gas            400.6(1)    40.8     1,603,022
                                                -----      -----     ---------
                                                981.0      100.0%    3,829,027
                                                =====      =====     =========

(1)   Company's share of maximum summer net megawatt capability.

Electric Transmission and Distribution Facilities. The Company and its utility subsidiaries own, in whole or in part, and operate overhead and underground transmission and distribution facilities which include 617 circuit miles of transmission lines, 77 substations, 87,416 in-service line transformers, 5,014 pole miles of overhead distribution lines and 2,398 miles of underground distribution lines. With the exception of the Grahamsville Substation, the electric transmission and distribution facilities of the Company and its utility subsidiaries are located within the Company's New York, New Jersey and Pennsylvania service territory, which is described under the caption "Principal Business" in Item 1 of this Form 10-K. The Bowline Substation and the related transmission facilities are jointly owned by the Company and Con Ed and are operated by the Company. The Ramapo Substation and certain related transmission facilities consist of property which is either owned by the Company, owned by Con Ed or jointly owned by the Company and Con Ed and which is operated and maintained by the Company except for the 500/345 Kv section of the Ramapo substation and a 500 Kv transmission line which is operated and maintained by Con Ed. In addition, certain minor portions of substation equipment are jointly owned by the Company and major customers of the Company.

Gas Facilities. The Company owns and operates three propane air gas plants at Middletown, Orangeburg and Suffern, New York, and the Company and Pike own their gas distribution systems, which are located within their gas franchise territories in New York and Pennsylvania and include 1,764 miles of mains.

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

The Company's electric and gas plants are owned by the Company except for the Bowline Point Plant which is jointly owned with Con Ed and operated by the Company. The gas turbines at Hillburn and Shoemaker which were leased, were purchased by the Company from the lessor, effective February 1, 1999 in preparation for divestiture. Additional information regarding the investment in the Bowline Point Plant by the Company and Con Ed is included in Note 1 of the Notes to Consolidated Financial Statements under the caption "Jointly Owned Utility Plant" on page 20 of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

Substantially all of the utility plant and other physical property of the Company's utility subsidiaries, RECO and Pike, is subject to the liens of the respective indentures securing first mortgage bonds of each company.

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

On November 26, 1996, the Supreme Court issued a ruling denying the Article 78 petition. In its ruling, the Court determined that because the Commission has not yet directed retail wheeling, generation deregulation and asset divestiture, there is no justiciable controversy regarding these issues. Despite this finding, the Court proceeded to opine that the Commission is not precluded by state or Federal law from ordering retail wheeling or generation divestiture. The Court also determined that the utilities are not entitled, as a matter of law, to recover from customers the full amount of the utilities' strandable costs. On December 24, 1996, the Energy Association and the New York utilities appealed to the Appellate Division of the Supreme Court for the

Third Judicial Department from the Supreme Court's November 26, 1996 decision. The Supreme Court of the State of New York, Appellate Division, Third Department, has granted several motions by the petitioners for an extension of time to perfect the appeal. By Decision and Order on Motion dated March 11, 1999, the Appellate Division has granted a motion to extend the time to perfect appeals to June 9, 1999. The Company's Restructuring Plan requires the Company to petition the Appellate Division to withdraw its appeal. This petition must be filed "following final Commission approval of this agreement" ("i.e., when any appeals from such approval are exhausted or the time to appeal has expired"). On April 30, 1998 the Public Utility Law Project of New York, Inc. ("PULP") instituted litigation in New York State Supreme Court against the NYPSC and the Company challenging the Company's Restructuring Plan. The NYPSC and the Company each filed a Motion to Dismiss this litigation on May 26, 1998. The Court denied these Motions on September 1, 1998 and ordered that PULP's action be converted into an Article 78 proceeding. The Company is unable to predict the final result of this litigation.

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

On May 29, 1991, a group of ten electric utilities (the "Metal Bank Group") entered into an Administrative Consent Order with the United States Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study ("RIFS") at the Cottman Avenue/Metal Bank Superfund site in Philadelphia, Pennsylvania. Polychlorinated biphenyls ("PCBs") have been discharged at the Cottman Avenue site from an underground storage tank and the handling of transformers and other electrical equipment at the site. On May 25, 1994, the Company entered into a tolling agreement pursuant to which the Metal Bank Group reserved its right to file suit against the Company while the Metal Bank Group and the Company entered into discussions to determine the extent of the Company's involvement with the Cottman Avenue site. The RIFS was completed and submitted to the EPA for determination of what remedial measures will be required at the Cottman Avenue site. On February 10, 1998, the Company received a letter from the EPA related to this site. The letter encloses, inter alia, the Record of Decision ("ROD") executed by the EPA on December 31, 1997, which presents the final remedial action selected for the site (estimated by the EPA to cost approximately $17.2 million on a present worth basis). The letter formally notifies the Company of its potential liability with respect to the site; formally demands reimbursement for costs paid by the EPA (with interest) in conducting and/or overseeing response actions at the site; notifies the Company of a limited period of formal negotiations for an agreement under which the Company would implement the requirements of the ROD; and includes other related documents.

On July 6, 1998, the EPA issued an administrative order to the Company and the members of the Metal Bank Group ordering them to commence remediation of the site. On July 28, 1998, the Metal Bank Group and the Company notified the EPA of their intent to proceed with the work required by the July 6, 1998 order. By letter dated September 22, 1998, EPA selected the Metal Bank Group's consultant to perform the remedial design for the site. The consultant has developed and the Metal Bank Group has submitted a draft remedial design work plan to EPA for comment.

On November 23, 1998 the Company executed a settlement agreement with the Metal Bank Group wherein they agreed that the Company would become a member of the Metal Bank Group and that the Company would pay the Metal Bank Group $350,000, which represents the Company's share of costs incurred by the Metal Bank Group at the Cottman Avenue site through July 20, 1998. On November 30, 1998 the Company executed the Cottman Avenue PRP Group amended agreement, thereby becoming a member of the Metal Bank Group. This agreement allocated to the Company 4.57% of shared costs. The Company's share of costs to join the Metal Bank Group, as well as a provision for the Company's share of the projected liability, are included in the Company's Consolidated Financial Statements at December 31, 1998.

On August 2, 1994, the Company entered into a Consent Order with the New York State Department of Environmental Conservation ("NYSDEC") in which the Company agreed to conduct a remedial investigation of certain property it owns in West Nyack, New York. PCBs have been discovered at the West Nyack site. Petroleum contamination related to a leaking underground storage tank has been found as well. The Company has completed this remedial investigation. The Company and the NYSDEC have executed a second Consent Order to implement a ROD, dated October 20, 1997 issued by the NYSDEC. The ROD provides for the removal and off-site disposal of soils contaminated with PCBs and other petroleum-related contaminants and the post-remedial monitoring of groundwater. The Company completed all remediation at the West Nyack site in April 1998 except for the ongoing groundwater monitoring which will continue through March 2000. The Company anticipates that the NYSDEC will determine whether any additional groundwater remediation will be required once such monitoring is completed. The Company does not believe that this matter will have a material effect on the financial condition of the Company.

The Company has identified seven former Manufactured Gas Plant ("MGP") sites which were owned or operated by the Company or its predecessors. The Company may be named as a PRP for these sites under relevant environmental laws, which may require the Company to clean up these sites. To date, no claims have been asserted against the Company. The Company and the NYSDEC have executed a Consent Order, dated as of January 8, 1996, which provides for preliminary site assessments of these seven MGP sites. Preliminary Site Assessment ("PSA") reports for four sites were submitted to the NYSDEC on September 1, 1997. These reports showed varying degrees of contamination at each of the sites which necessitates further investigation. The Company entered into a Consent Order dated September 29, 1998 to conduct an RIFS at each of these sites. Field investigations began in October 1998 and are ongoing. The Company anticipates that final reports will be submitted to NYSDEC in the third quarter of 1999. In addition, the Company has completed PSAs at two of its other MGP sites and submitted PSA reports to NYSDEC in September 1998. Since MGP contamination was found at each of these two sites, the Company expects that an RIFS will need to be performed at these sites. Due to difficulties in obtaining access, the Company has not commenced a PSA for its MGP site located in Nyack, New York. The Company currently is negotiating a separate consent order with NYSDEC for this MGP site, as well as an access agreement with the current site owner. The Company is unable at this time to estimate the total costs to be incurred at the seven MGP sites.

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

Superfund and certain similar state statutes authorize various governmental authorities to issue orders compelling responsible parties to take cleanup action at sites determined to present an imminent and substantial danger to the public and to the environment because of an actual or threatened release of hazardous substances. As discussed above, the Company is a party to a number of administrative and litigation proceedings involving potential impact to the environment. Such proceedings arise out of, without limitation, the operation and maintenance of facilities for the generation, transmission and distribution of electricity and natural gas. Information regarding the Company's involvement in these various proceedings is included in Note 13 of the Notes to Consolidated Financial Statements under the caption "Environmental" on page 28 of the 1998 Annual Report to Shareholders, which information is incorporated by reference in
Item 1 of this Form 10-K Annual Report, as well as under the subheading, "Environmental Matters" of this Form 10-K Annual Report. As noted above, the Company does not believe that certain proceedings will have a material effect on the Company, while as to others, the Company is unable at this time to estimate what, if any, costs it will incur.

Other Litigation:

On November 19, 1996, the Company was served with a Summons and Complaint in a litigation entitled Crossroads Cogeneration Corporation v. Orange and Rockland Utilities, Inc., filed in the United States District Court for the District of New Jersey. The litigation relates to a power sales agreement between the Company and Crossroads Cogeneration Corporation ("Crossroads"), which requires the Company to purchase electric capacity and associated energy from a cogeneration facility in Mahwah, New Jersey. The Complaint alleges damage claims for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of the Federal antitrust laws and seeks a declaration of Crossroads' rights under the Agreement. By Opinion and Order dated June 30, 1997 ("Order"), the Court dismissed Crossroads' Complaint in its entirety with prejudice and dismissed Crossroads' cross-motion for partial summary judgment as moot. Crossroads filed an appeal from the Order to the United States Court of Appeals for the Third Circuit. On October 27, 1998, the United States Court of Appeals for the Third Circuit issued its decision in this case. The Third Circuit confirmed the trial court's dismissal with prejudice of Crossroads Federal antitrust claims but rejected the trial court's determination that the NYPSC's November 29, 1996 decision was determinative of Crossroads' state contract claims. This case has been remanded to the United States District Court for the District of New Jersey. The Company cannot predict the ultimate outcome of this proceeding.

On March 9, 1998, three shareholders of the Company filed a purported derivative action on behalf of the Company alleging various claims against its directors, several current officers and one former officer, certain other defendants and nominally against the Company. Plaintiffs filed the action, entitled Virgilio Ciullo, et al. V. Orange and Rockland Utilities, Inc. et al, in the Supreme Court of the State of New York, County of New York. The complaint was subsequently amended several times to assert additional purported derivative and class action claims. Plaintiffs were seeking various types of relief, including compensatory damages in the approximate amount of $120 million. By order dated January 8, 1999 and entered on January 12, 1999, the State Supreme Court granted defendants' motion to dismiss the complaint and denied plantiffs' motion to further amend their complaint to add additional causes of action. On February 10, 1999, plaintiffs filed a notice of appeal from the trial court's decision to the Appellate Division, First Department.

Regulatory Matters:

Merger with Consolidated Edison, Inc.

On May 10, 1998, the Company, CEI, and Merger Sub, entered into the Merger Agreement, providing for a merger transaction among the Company, CEI and the Merger Sub. Certain Federal and state regulatory requirements must be complied with before the Merger is consummated. For a discussion of the status of the regulatory filings made by the Company regarding the Merger, see Item 1 of this Form 10-K under the heading "Merger with Consolidated Edison, Inc."

Competition

Regulatory agencies at the Federal level as well as the three states in which the Company has retail electric franchises are currently evaluating changes in regulatory and rate-making practices designed to promote increased competition consistent with safety, reliability and affordability standards. Depending on ongoing developments in this area, the Company's market share and profit margins will become subject to competitive pressures in addition to regulatory constraints. A discussion of current Federal and state competitive initiatives follows.

      Electric

Federal Initiative. On April 24, 1996, the FERC issued its final order (FERC Order 888) requiring electric utilities to file non-discriminatory open access transmission tariffs that would be available to wholesale sellers and buyers of electric energy. The order also provided for the recovery of related legitimate and verifiable strandable costs subject to FERC's jurisdiction. The Company's open access transmission tariff, as originally filed with the FERC on July 9, 1996 and amended through October 1997, offers transmission service and certain ancillary services to wholesale customers on a basis that is comparable to that which it provides itself. The Company is operating under the filed tariff, subject to refund, pending final FERC approval of the Company's filing. The Company participates in the wholesale electric market primarily as a buyer of energy and, as a result, Order 888 is not expected to materially impact the Company's financial condition or results of operations.

On January 31, 1997, the Company, in conjunction with the other members of the NYPP, filed tariffs with the FERC seeking permission to restructure the NYPP into an ISO. On December 19, 1997, the Company and the other members of the NYPP made a supplemental filing with the FERC which provides for a revised ISO governance structure. In an Order dated January 27, 1999, the FERC conditionally accepted the proposed ISO Tariff and the proposed market rules of the ISO. The Order requires substantial modifications to the proposed ISO Tariff including separation of the transmission tariff from the rate schedules that govern non-transmission functions. The NYPP members must submit a revised monitoring program to identify both the exercise of market power and market design flaws. The FERC also set a hearing to consider certain rate issues and noted that an application pursuant to Section 203 of the Federal Power Act requesting transfer of control of all necessary facilities from the NYPP members to the ISO must be submitted to and approved by the FERC. The NYPP members filed such Section 203 applications with the FERC on February 5, 1999. The Company is unable to predict when the ISO will become operational.

New York Competitive Opportunities Proceeding. On May 20, 1996, the NYPSC issued an order setting forth its vision and goals for the future of the electric industry in New York. The order endorsed a fundamental restructuring of the industry based on competition in the generation and energy services sectors of the industry.

On November 26 and December 31, 1997, the NYPSC issued orders approving the Restructuring Plan, which had been filed on November 6, 1997 by the Company, the NYPSC Staff and other parties in the Company's Competitive Opportunities Proceeding (Case 96-E-0900). The Restructuring Plan provides for the sale of all of the Company's generating assets (i.e., all units at the Lovett Generating Station, the Company's one-third interest in the Bowline Generating Station, as well as its hydro-electric facilities and gas turbines) and for lower electric rates.

Under the terms of the Restructuring Plan, which covers a four-year period commencing with NYPSC approval, the Company has agreed to commence immediately the process of auctioning all of its generating assets. In accordance with the schedule in the Restructuring Plan, the Company filed its final divestiture plan ("Divestiture Plan") with the NYPSC on February 4, 1998. The Divestiture Plan, which provides for a two phase auction process, was approved by the NYPSC in orders issued April 16, 1998 and May 26, 1998. The Company retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to act as its financial advisor in connection with the divestiture of the generating assets.

Following the review of final bids and negotiations with the winning bidder, on November 24, 1998, the Company entered into four separate Asset Sales Agreements ("ASAs") with subsidiaries of SEI, a subsidiary of The Southern Company. The sales price for all generating facilities, including the two-thirds interest in Bowline Point Generating Plant ("Bowline") owned by Con Edison, is approximately $480 million, plus certain fuel inventory and other adjustments. The Company's share of the sales price is approximately $345 million. The sale is subject to federal and state regulatory review and approval. The ASAs provide for the closing of the sale to occur on April 30, 1999, which date may be adjusted depending on the receipt of regulatory approvals. Under the terms of the ASA, if approval by FERC of the establishment of the ISO, as described above, has not been obtained, the parties have agreed to defer the closing of the sale, but in no event to a date later than August 31, 1999.

The Restructuring Plan provides that the New York share of any net book gains from the divestiture of the generating assets will be shared between the Company's New York customers and shareholders, with shareholders receiving 25 percent of the gain, up to $20 million.

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

In addition, the terms of the Restructuring Plan permit the Company to retain all earnings up to an 11.4% return on equity and provide that earnings in excess of 11.4% are to be shared, with 75% to be used to offset NYPSC approved deferrals or otherwise inure to the Company's customers, and 25% to be retained by the Company's shareholders. The Company's existing PowerPick(TM) program, whereby customers can purchase energy (but not capacity) from suppliers other than the Company, will be expanded to all customers on May 1, 1999. The Restructuring Plan further provides that full retail access to a competitive energy and capacity market will be available for all customers by May 1, 1999. Unless otherwise ordered by the NYPSC, the Company will remain the provider of last resort.

The Restructuring Plan also provides for electric price reductions of approximately $32.4 million over its four-year term and for recovery, through a Competitive Transition Charge ("CTC"), of above-market generation costs should the transfer of title to the Company's generating assets not occur before May 1, 1999. Under the terms of the Restructing Plan, should a CTC be required, the Company would be authorized to recover the difference between its non-variable costs of generation, including 75% of fixed production labor expenses and property taxes, and the revenues, net of fuel and variable operating and maintenance expenses, derived from the operation of the Company's generating assets in a deregulated competitive market. If title to the generating assets has not transferred as of May 1, 2000, the CTC would be modified so as to allow a maximum recovery of 65% of fixed production labor expenses and property taxes. The modified CTC would remain effective until the earlier of the date title to the generating assets is transferred or October 31, 2000. In the event title to the generating assets is not to be transferred by October 31, 2000, the Company would be authorized to petition the NYPSC for permission to continue a CTC until the date title to the generating assets is transferred. The CTC does not allow for the recovery of inflationary increases in non-fuel operating and maintenance production costs, property tax increases, wage rate increases, or increased costs associated with capital additions or changes in the costs of capital applicable to production costs.

The Restructuring Plan indicates that reciprocity would be required in order to implement retail access. That is, if utility generators are allowed access to the Company's retail customers, the Company shall be permitted equal access to the customers of those utilities within New York State, if it so chooses.

The Restructuring Plan also provides a schedule for the submission of comments by the Company, the NYPSC Staff and other interested parties to the NYPSC on the degree and timing of introducing competition in metering and billing services. The NYPSC initiated proceedings in these areas during 1998. The Company cannot predict at this time the ultimate outcome of the proceedings or their effect, if any, on the Company's consolidated financial position or results of operations.

Settlement agreements, providing for the implementation of unbundled rates, effective May 1, 1999, which separate the components of existing tariffs into production, transmission, distribution and customer cost categories, were reached on August 13 and September 18, 1998 between the Company, the NYPSC Staff and other interested parties. The NYPSC approved these settlement agreements with minor modification by Order dated February 4, 1999.

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

The Restructuring Plan calls for RECO to remain a regulated transmission and distribution company within a holding company structure. Standards of Conduct and Affiliate Rules have been proposed in order to promote effective competition and ensure that regulated operations do not subsidize unregulated operations. RECO has proposed to implement full retail competition (energy and capacity) for all customers by May 1, 1999, the same date approved for retail access in New York. As discussed below, the recently approved New Jersey restructuring legislation would delay the implementation of full retail access between June 1 and August 1, 1999. With the implementation of retail competition, RECO proposes to continue to serve as the "provider of last resort" for those customers who do not choose an alternate provider or whose provider defaults.

In its Stranded Costs Filing, RECO has identified two categories of potential stranded costs: generation investment and power purchase contracts with non-utility generators ("NUGS"). Divestiture of the Company's generating assets will determine their market value and the related stranded costs, if any. RECO proposes to recover its share of stranded generation investment, if any, through regulated delivery rates by means of a Market Transition Charge ("MTC"). The MTC would be in effect over a period of up to eight years, commencing May 1, 1999. Stranded NUG contract payments are proposed to be recovered over the remaining life of the contracts through a non-bypassable wires charge also assessed by the regulated delivery company. Given the results of the sale of the Company's generation facilities, it is likely that RECO's stranded costs will be limited to uneconomic NUG contracts, which the proposed legislation provides for recovery over the life of the contract.

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

Hearings with respect to RECO's filings were held in the spring of 1998 and a decision is pending. The NJBPU has indicated that it will consider RECO's filings in conjunction with its implementation of the recently enacted legislation described in the next sentence. On January 28, 1999, the New

Jersey Assembly and Senate approved restructuring legislation which provides for the implementaton of full retail access by no earlier than June 1, 1999 and no later than August 1, 1999. In addition, the legislation requires rate reductions of at least 5% at the start of retail access from the level of aggregate rates in effect on April 30, 1997 and of at least an additional 5% within thirty-six months of the start of retail access. Further, these reductions must be sustained for a total of four years from the start of retail access. In addition, the proposed legislation authorizes the NJBPU to establish "shopping credits" for those customers choosing an alternative supplier of electricity. New Jersey's Governor signed this legislation into law on February 9, 1999. RECO has proposed to reduce its annual net revenue (revenue net of fuel, purchased power and applicable taxes) by $4.3 million, or 5.1%, effective with the implementation of retail competition. Until a procedural schedule is established by the NJBPU to address RECO-specific issues, the Company is unable to predict the outcome of this proceeding or its effect, if any, on the Company's consolidated financial position or results of operations.

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

On May 15, 1998, Pike reached a settlement agreement which resolved all issues in the restructuring and rate unbundling proceeding. On July 23, 1998, the PAPUC approved Pike's electric restructuring settlement agreement. The agreement calls for implementation of full retail access by May 1, 1999, provides for unbundled electric rates, including a CTC which allows full recovery of all stranded costs and a Basic Generation Service charge for customers who remain with Pike for generation services. In addition, the settlement allows shareholders to retain $55,000 of Pike's pro rata share of any gain on the sale of the Company's generating facilities.

      Gas

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

On November 3, 1998, the NYPSC issued a Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment (the "Policy Statement"). The Policy Statement envisions a three to seven year transition for gas utilities to exit the gas merchant function. To further this process and increase gas competition in the State, the NYPSC has directed that gas utilities no longer require customers migrating from sales to transportation service to continue utilizing upstream pipeline capacity contracted for by the utility, except where specific operational or reliability requirements warrant. According to the Policy Statement, utilities will be provided a reasonable opportunity to recover strandable costs. The Company ceased requiring transportation customers to utilize its upstream capacity as of October 1, 1998. As of December 31, 1998, the Company has not incurred any stranded costs related to its upstream pipeline capacity.

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

The Company's proposal, as approved by the NYPSC in October 1997, provided a fixed-price commodity cost option to firm sales customers for the 1997-1998 heating season. The option was limited to ten percent of customers in each eligible customer class. The NYPSC order provided that costs associated with any variations between gas utilized by customers electing the fixed-price option and volumes locked in by the Company, to the extent prudently incurred, will be recoverable. Approximately 2,500 customers participated in this program.

On December 30, 1998, the Company filed a gas base rate case with the NYPSC, the Company's first such filing since 1991. The Company's rate year cost of service justifies an increase in gas revenue of $13 million, or 8.2%. This increase is due primarily to gas construction expenditures necessary to maintain a safe and reliable infrastrcture, property tax increases and expenditures for environmental investigation and remediation. In order to avoid a sudden and relatively large rate increase, the Company is limiting its rate year request to an increase of $3.9 million, or 2.5%. The Company's proposal to limit the increase to $3.9 million is conditioned on the approval of the following provisions: the Company has requested that it be allowed to (1) continue to defer environmental investigation and remediation costs associated with its former manufactured gas plant sites and its West Nyack, New York facility; (2) defer prospective increases in gas property tax expense; (3) amortize deferred credits associated with pension and management audit costs over a two-year period; and (4) amortize, over a two-year period, a $4 million depreciation reserve credit which represents the difference between book and theoretical reserve as well as the remaining balance from a previous depreciation study.

The Company also has proposed a second stage adjustment to gas rates to take effect October 1, 2000 and a third stage adjustment to take effect October 1, 2001. These adjustments would include the following: (1) inflation on all operation and maintenance expenses other than fixed amortizations and taxes other than income taxes; (2) recovery of any deferred property tax expense; (3) recovery of carrying costs and depreciation on the forecasted increases in rate base for the ensuing rate year due to increases in plant in service less depreciation reserves and deferred income taxes related to gas plant and the gas portion of common plant; and (4) recovery of previously deferred environmental investigation or remediation costs.

As discussed in Item 1 of this Form 10-K under the heading "Merger with Consolidated Edison, Inc.," under the terms of the proposed settlement agreement submitted to the NYPSC, the Company has agreed to withdraw this gas base rate case upon consummation of the Merger and may not file to increase its gas rates prior to December 1, 1999.

By statute, the NYPSC has eleven months to issue a final decision on the Company's filing. If the gas rate case is not withdrawn, an Administrative Law Judge will establish the procedural schedule for the proceeding.

      Electric

New York. On May 3, 1996, the NYPSC approved, subject to modifications required by the NYPSC decision in the New York Competitive Opportunities Proceeding (as previously discussed), a Settlement Agreement ("1996 Agreement") among the Company, NYPSC Staff and other parties which resolved all remaining revenue requirement issues in the proceeding for a three-year period commencing May 1, 1996, and concluding April 30, 1999. Under the 1996 Agreement, the Company reduced its annual electric retail revenues in New York by an additional $7.75 million, or 2.3%, effective May 1, 1996. The settlement provides for several performance mechanisms related to service reliability and customer service, and the elimination of all revenue and most expense reconciliation provisions of the RDM. The 1996 Agreement provides the Company with the opportunity to retain all New York electric earnings up to a 10.9% return on equity annually for each of the next three years. Earnings in excess of 10.9% would be shared equally between customers and shareholders. The Restructuring Plan increased this earnings threshold to 11.4%. Earnings in excess of 11.4% will be shared as follows: 75% to be used to offset NYPSC-approved deferrals or otherwise inure to the benefit of customers and 25% to be credited to the Company's shareholders.

The 1996 Agreement implements several competitive initiatives sought by the Company. These include price reductions, the offering of service guarantees and the introduction of PowerPick(TM) - an innovative retail access program that allows participating customers to choose their electric energy supplier. The PowerPick(TM) program was expanded as part of the Restructuring Plan.

On December 1, 1997, as part of the Restructuring Plan, the Company implemented the first year of the electric rate reduction in the amount of $5.9 million. An incremental rate reduction of $2.9 million was implemented, as part of the Restructuring Plan, on December 1, 1998.

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

Cautionary Statement Regarding Forward-Looking Information

This document contains forward-looking statements with respect to the financial condition, results of operations and business of the Company in the future, which involve certain risks and uncertainties. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in laws, regulations or regulatory policies, uncertainties relating to the ultimate outcome of the Merger and the sale of the Company's generating assets, the outcome of certain assumptions made in regard to Year 2000 (Y2K)issues, the outcome of litigation being materially unfavorable to the Company and other uncertainties. For all of those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The Company's Common Stock, par value $5.00 per share ("Common Stock"), is listed on the New York Stock Exchange under the ticker symbol ORU. At

December 31, 1998, there were 17,650 holders of record of the Company's Common Stock.

During December 1997, the Company initiated a Common Stock Repurchase Program pursuant to which a total of 136,300 shares of the Company's Common Stock were repurchased at an average price of $45.72 before the program was discontinued during the second quarter of 1998.

As a result of the Merger Agreement, and contingent upon the receipt of regulatory approval of the Merger Agreement, it is expected that the Company's Common Stock will be purchased by CEI during the second quarter of 1999. The purchase price, as stated in the Merger Agreement, will be $58.50 per share.

Additional information regarding the Common Stock Repurchase Program and the Merger Agreement is contained in the 1998 Annual Report to Shareholders in the "Review of the Company's Results of Operations and Financial Condition" beginning on page 6 under the captions "Major Developments - 1998 - Merger" and "Liquidity and Capital Resources" as well as in the Notes to Consolidated Financial Statements beginning on page 19 in Note 4 and Note 7, which information is incorporated by reference in this Form 10-K Annual Report.

During 1998, dividend payments were made to holders of the Company's Common Stock on February 1, May 1, August 1 and November 1. Quarterly market price and dividend information on the Company's Common Stock is as follows:

                  Quarter       High            Low            Dividend
                  -------       ----            ---            --------
      1998          1         $47 3/8        $42 13/16          $.645
                    2          54 1/2         40                 .645
                    3          55             53 5/16            .645
                    4          57 1/16        53 9/16            .645

      1997          1         $36 7/8        $35 3/8            $.645
                    2          35 5/8         30 1/8             .645
                    3          37 5/16        32 5/16            .645
                    4          48 5/8         35                 .645

Information regarding the restriction of retained earnings for dividend payments is contained in Note 6 of the Notes to Consolidated Financial Statements on page 22 of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

ITEM 6. Selected Financial Data

The information required by this Item is contained under the captions "Financial Statistics - Common Stock Data," and "Financial Statistics - Selected Financial Data" on page 32 of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is contained under the caption "Review of the Company's Results of Operations and Financial Condition" on pages 6 through 14 of the 1998 Annual Report to shareholders, which material is incorporated by reference in this Form 10-K Annual Report.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information required by this Item are contained on pages 15 through 30 of the 1998 Annual Report to Shareholders, which material is incorporated by reference in this Form 10-K Annual Report. Such information is listed in Item l4(a)(1) "Financial Statements" of this Form 10-K Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

Under the Company's Certificate of Incorporation and By-Laws, the members of the Board of Directors of the Company are classified into three classes, one of which is elected at each annual meeting of common shareholders to hold office for a three-year term until successors of such class are elected and qualified. There are currently nine Directors. As of the Effective Time, each of the Directors of the Company will resign and the Directors of the Merger Sub at the Effective Time will be the Directors of the Surviving Corporation.

Shown below as to each Director is the person's age as of March 1, 1999, term of office as a Director, period of service as a Director, membership on committees of the Board of Directors, as applicable, and business experience for at least five years.


Name, Age, Term, and
Period of Service                  Business Experience Past Five Years
--------------------               -----------------------------------
Ralph M. Baruch, 56                Member, Compensation Committee
Term expiring in 1999              and Executive Committee.
Director since 1983                Communications Consultant. Mr.
                                   Baruch was the founder of Viacom,
                                   International, Inc. ("Viacom"), New
                                   York, New York, a diversified
                                   communications and entertainment
                                   company and served as its Chief
                                   Executive Officer from 1971 to 1983
                                   and its Chairman of the Board of
                                   Directors from 1983 to 1987. Mr.
                                   Baruch was a Consultant to Viacom
                                   from 1987 until 1998 and was a
                                   Senior Fellow, Gannett Center for
                                   Media Studies at Columbia
                                   University from 1987 until 1988.
                                   Mr. Baruch was President of Ralph
                                   M. Baruch, Inc., a communications
                                   consulting firm, from 1987 to 1992.


Name, Age, Term, and
Period of Service                  Business Experience Past Five Years
--------------------               -----------------------------------
J. Fletcher Creamer, 72            Member, Compensation Committee.
Term expiring in 2000              Chairman of the Board of Directors
Director since 1987                and Chief Executive Officer, J.
                                   Fletcher Creamer & Son, Inc.,
                                   Hackensack, New Jersey, a
                                   construction company, since 1982.
                                   Director, Commerce Bank/North.

Michael J. Del Giudice, 56         Chairman of the Board of
Term expiring in 1999              Directors of the Company, Pearl
Director since 1988                River, New York, since February
                                   1998, and of RECO and Pike, utility
                                   subsidiaries of the Company, since
                                   April 1998. Member, Audit Committee
                                   and Executive Committee. Managing
                                   Director, Millennium Credit
                                   Markets, LLC, New York, New York,
                                   an investment banking firm, since
                                   November 1997 and of Millennium
                                   Capital Markets, LLC from 1995 to
                                   November 1997. Mr. Del Giudice was
                                   a Managing Director and Partner of
                                   Lazard Freres & Co., LLC, New York,
                                   New York, an investment banking
                                   firm, from 1985 to 1995, and Senior
                                   Vice President of Shearson Loeb
                                   Rhoades & Co. from 1981 to 1983.

Jon F. Hanson, 62                  Chairman, Audit Committee.
Term expiring in 2000              Chairman, Hampshire Management
Director since 1995                Company, Hackensack, New Jersey, a
                                   real estate investment and
                                   management firm, since 1976.
                                   Director, Prudential Insurance
                                   Company of America, United Water
                                   Resources, Inc., Consolidated
                                   Delivery Logistics, Inc., Neuman
                                   Distributors, Inc. and Fleet Trust
                                   and Investment Services Company,
                                   N.A.

Kenneth D. McPherson, 64           Director, RECO since 1995.
Term expiring in 2000              Chairman, Compensation Committee
Director since 1993                and Member, Executive Committee.
                                   Senior Partner, Waters, McPherson,
                                   McNeill, P.C., Secaucus, New
                                   Jersey, a law firm, since 1963.



Name, Age, Term, and
Period of Service                  Business Experience Past Five Years
--------------------               -----------------------------------
Robert E. Mulcahy III, 62          Member, Audit Committee.
Term expiring in 2001              Director of Athletics, Rutgers
Director since 1997                University, Piscataway, New Jersey
                                   since April 1998. President and
                                   Chief Executive Officer, New Jersey
                                   Sports and Exposition Authority,
                                   East Rutherford, New Jersey, a
                                   competitive sports and
                                   entertainment management
                                   organization, from 1979 until April
                                   1998. Director, Wickes Lumber
                                   Company.

James F. O'Grady, Jr., 71          Chairman, Executive Committee and
Term expiring in 2001              Member, Compensation Committee.
Director since 1980                President, O'Grady and Associates,
                                   Vero Beach, Florida, a media
                                   brokerage and consulting firm,
                                   founded in 1986. President,
                                   International Communications
                                   Management Corp., a consulting and
                                   television and radio program
                                   production and syndication firm,
                                   since 1996. Vice President, Allcom
                                   Marketing Corp., Goshen, New York,
                                   from 1987 until 1996. Director, SFX
                                   Entertainment Corp., Video for
                                   Broadcast, Inc. and The Insurance
                                   Broadcast System, Inc. Mr. O'Grady,
                                   an attorney, has been Of Counsel to
                                   the law firm of Cahill & Cahill,
                                   Brooklyn, New York, since 1986.



Name, Age, Term, and
Period of Service                  Business Experience Past Five Years
--------------------               -----------------------------------
D. Louis Peoples, 58               Vice Chairman of the Board of
Term expiring in 2001              Directors and Chief Executive
Director since 1994                Officer of the Company, Pearl
                                   River, New York, and of RECO and
                                   Pike since 1994. Member, Executive
                                   Committee. Mr. Peoples was
                                   Executive Vice President and a
                                   member of the Board of Directors of
                                   Madison Gas and Electric Company,
                                   Madison, Wisconsin, an
                                   investor-owned electric and gas
                                   utility, from 1992 to 1993. He was
                                   Senior Vice President of
                                   RCG/Hagler, Bailly, Inc., San
                                   Francisco, California, a management
                                   consulting firm specializing in
                                   energy and environmental affairs,
                                   from 1991 to 1992. Director, United
                                   Services Automobile Association, a
                                   unitary bank holding company and
                                   insurance company.

Linda C. Taliaferro, 51            Director, Pike since 1995.
Term expiring in 2000              Member, Audit Committee. Member,
Director since 1990                Taliaferro & Associates,
                                   Harrisburg, Pennsylvania, a law
                                   firm, since 1991. President and
                                   founder, The Talin Group,
                                   Harrisburg, Pennsylvania, a
                                   management development and training
                                   firm, an independent affiliate of
                                   Resource Associates Corp., Mohntan,
                                   Pennsylvania since January 1999.
                                   Ms. Taliaferro was a partner in the
                                   law firm of Reed Smith Shaw &
                                   McClay, Harrisburg, Pennsylvania
                                   from 1988 to 1991. Ms. Taliaferro
                                   was a Commissioner of the PAPUC
                                   from 1979 until 1988, and served as
                                   its Chair from 1983 until 1987.

Executive Officers

All of the officers of the Company are appointed on an annual basis at the first Board of Directors' meeting following the annual meeting. The following list includes one Company employee who, due to the policy making function he performs for the Company, is considered an executive officer under SEC criteria, but who is not an officer of the Company and who is not appointed on an annual basis. Shown below as to each officer is the person's age as of March 1, 1999, title and business experience for at least five years.

Name, Age, and Title               Business Experience Past Five Years
--------------------               -----------------------------------
D. Louis Peoples, 58               Vice Chairman of the Board and Chief
Vice Chairman of the               Executive Officer since July 1994.
Board of Directors and             Executive Vice President, and a member
Chief Executive Officer            of the Board of Directors, Madison Gas and
                                   Electric Company, Madison, Wisconsin from
                                   1992 to 1993.

R. Lee Haney, 59                   Senior Vice President and Chief
Senior Vice President and          Financial Officer since April 1996.
Chief Financial Officer            Vice President and Chief Financial Officer
                                   from September 1994 to April 1996. Senior
                                   Vice President Marketing and Customer
                                   Service, San Diego Gas & Electric Co., from
                                   January 1993 until September 1994.

G. D. Caliendo, 58                 Senior Vice President, General Counsel
Senior Vice President,             and Secretary since April 1996.  Vice
General Counsel                    President, General Counsel and Secretary
and Secretary                      from March 1995 to April 1996. Senior Vice
                                   President, General Counsel and Secretary,
                                   Pennsylvania Power and Light Company,
                                   Allentown, Pennsylvania from 1989 to 1994.

Robert J. Biederman, Jr., 46       Vice President since April 1990.
Vice President, Operations

Nancy M. Jakobs, 58                Vice President since April 1995.
Vice President,                    Partner, Jakobs and Associates
Human Resources                    International, New City, New York from 1991
                                   to 1995.

Robert J. McBennett, 56            Treasurer since 1984.  Treasurer and
Treasurer                          Controller from May 1995 to May 1996.

Edward M. McKenna, 49              Controller since May 1996.  Director,
Controller                         Internal Audit from January 1995 to May 1996.
                                   Director, Internal Audit, American Brands
                                   from 1994 to January 1995. Senior Manager,
                                   Finance/ Operational Audits, American Brands
                                   from 1991 to 1994.

Name, Age, and Title               Business Experience Past Five Years
--------------------               -----------------------------------
George V. Bubolo, Jr., 54          Vice President since April 1998.
Vice President, Energy             Division Vice President - Engineering
Delivery Services                  and Systems Operations from March 1996 until
                                   April 1998. Director, Engineering and System
                                   Operations from November 1994 until March
                                   1996. Director, Electric Operations from 1983
                                   until November 1994.

Vincent R. Tummarello, 48          Division Vice President - Electric
Division Vice President,           Production since November 1994. Director,
Electric Production                Electric Production from April 1985 until
                                   November 1994.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below shows all compensation awarded to, earned by or paid to the person serving as Chief Executive Officer in 1998 and the four other most highly compensated executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996:

                                                             LONG-TERM
                                             ANNUAL        COMPENSATION
                                          COMPENSATION        Payouts       All Other
                                       Salary     Bonus    LTIP Payouts   Compensation
Name & Principal Position       Year     ($)       ($)        ($)(1)         ($)(2)
-------------------------       ----     ---       ---        ------         ------

D. Louis Peoples               1998    410,000    218,264     710,298         4,055
Vice Chairman of the           1997    404,659     87,638      83,288        13,449
  Board and Chief              1996    394,583    162,900     130,073        27,735
  Executive Officer

R. Lee Haney                   1998    205,000     97,006     213,089         3,290
Senior Vice President          1997    205,000     49,200      28,707         6,606
  and Chief Financial          1996    205,000     76,260      46,246         7,933
  Officer

G. D. Caliendo                 1998    205,000     97,006     213,089         3,167
Senior Vice President,         1997    204,009     45,810      24,764         5,598
  General Counsel              1996    195,833     71,676      42,303        11,155
  and Secretary

Robert J. Biederman, Jr.       1998    165,000     67,972     177,575         2,677
Vice President,                1997    165,000     64,928      74,473         6,280
  Operations                   1996    160,000     53,040      49,638         4,155

George V. Bubolo, Jr.          1998    147,766     53,147     120,751 (3)     2,256
Vice President,                1997    137,130     40,974      44,987         3,347
  Energy Delivery Services     1996    137,130     37,985      26,238         3,347

      (1) The LTIP payments shown include performance share units ("PSUs") earned pursuant to the Long-Term Performance Share Unit Plan ("PSU Plan") in the years 1996 and 1997 and PSU grants with respect to the 1996-98, 1997-99 and 1998-2000 performance periods which were deemed earned in full and which were paid in 1998 as a result of the execution of the Merger Agreement, which constituted a potential change in control under the terms of the PSU Plan. The dollar values of earned PSUs shown for 1996 were calculated based on the price of the Company's Common Stock on December 31, 1996. The dollar values of PSUs paid with respect to the 1995-1997 performance period and the DSUs paid for the 1995-1996 transitional performance period were based on the average price of the Company's Common Stock during the fourth quarter of 1997. The dollar values of PSUs paid in 1998 with respect to the 1996-98, 1997-99 and 1998-2000 performance periods were based on the average of the high and low sales price ($42.625 per share) of the Company's Common Stock on the date prior to the potential change in control.

      (2) Included in All Other Compensation for 1998 for the named executive officers were the following:

            (a) The Company's matching contribution to each individual's account under the Company's Management Employees' Savings Plan, as follows: Messrs Peoples, Caliendo, Haney and Biederman $2,400 each; and Mr. Bubolo $1,823.

            (b) A term life insurance premium for each individual, as follows:
      Mr. Peoples, $1,655; Mr. Haney, $890; Mr. Caliendo, $767; Mr. Biederman, $277; and Mr. Bubolo, $433.

      (3) Does not include the amount paid with respect to long-term incentive plan compensation payable in prior periods but deferred at Mr. Bubolo's election.

Long-Term Incentive Plans--Awards in Last Fiscal Year

                                        Performance           Estimate Future
                          Number of      or Other         Share Unit Payments(2)
                        Shares, Units  Period Until   -------------------------------
                          or Other      Maturation    Threshold   Target      Maximum
          Name            Rights(1)      or Payout       (#)        (#)         (#)
          ----            ---------      ---------       ---        ---         ---
D. Louis Peoples             5,000       1998-2000       250       5,000       6,000
R. Lee Haney                 1,500       1998-2000        75       1,500       1,800
G. D. Caliendo               1,500       1998-2000        75       1,500       1,800
Robert J. Biederman, Jr.     1,250       1998-2000        63       1,250       1,500
George V. Bubolo, Jr.          850       1998-2000        43         850       1,020

(1) The numbers shown in this column reflect the PSUs awarded in 1998 to each named executive officer under the PSU Plan for the 1998-2000 performance period. The number of PSUs shown is exclusive of dividend equivalents which are credited during the performance period in additional PSUs.

(2) The execution of the Merger Agreement constituted a potential change in control under the PSU Plan. Accordingly, under the terms of the PSU Plan the 1998-2000 PSUs (and associated dividend equivalent PSUs) were deemed earned in full as of the date of such potential change in control and were paid out to participants. The amounts paid out are included in the Summary Compensation Table in the column "LTIP Payouts" for 1998.

Pension Plans

The following table sets forth as of December 31, 1998 the estimated aggregate annual dollar benefit payable under the Company's non-contributory Employees' Retirement Plan ("Retirement Plan") as well as under the Officers' Supplemental Retirement Plan ("Supplemental Plan") to participants in the Supplemental Plan upon retirement at age 65 with the exception of Mr. Peoples, whose pension benefits are addressed below:

                                 RETIREMENT AND
                             SUPPLEMENTAL PLAN TABLE

                                       Years of Service
                                       ----------------
Remuneration      5        10       15        20       25        30        35
------------      -        --       --        --       --        --        --
  100,000      20,000    40,000   50,000    60,000    62,500   65,000    67,500
  125,000      25,000    50,000   62,500    75,000    78,125   81,250    84,375
  150,000      30,000    60,000   75,000    90,000    93,750   97,500   101,250
  175,000      35,000    70,000   87,500   105,000   109,375  113,750   118,125
  200,000      40,000    80,000  100,000   120,000   125,000  130,000   135,000
  225,000      45,000    90,000  112,500   135,000   140,625  146,250   151,875
  250,000      50,000   100,000  125,000   150,000   156,250  162,500   168,750
  300,000      60,000   120,000  150,000   180,000   187,500  195,000   202,500
  400,000      80,000   160,000  200,000   240,000   250,000  260,000   270,000
  450,000      90,000   180,000  225,000   270,000   281,250  292,500   303,750
  500,000     100,000   200,000  250,000   300,000   312,500  325,000   337,500

Compensation covered by the Retirement Plan consists of regular compensation (which excludes any overtime or special pay) and incentive compensation earned under the Company's Annual Team Incentive Plan, up to $160,000 annually (with such limitation subject to cost of living adjustment). Under the terms of the Supplemental Plan, covered compensation consists of regular compensation and an amount equal to the targeted annual award (the "Targeted Annual Award") under the Company's Annual Team Incentive Plan. With the exception of Mr. Peoples, whose pension benefits are addressed below, the current compensation covered by the Supplemental Plan for each of the named executive officers is as follows:
Mr. Haney, $287,000; Mr. Caliendo, $282,260; Mr. Biederman, $220,500; and Mr.
Bubolo, $194,350. The amounts shown in the Retirement and Supplemental Plan Table are calculated on the basis of years of service as defined in the Supplemental Plan. The years of service for each of the named executive officers are as follows: Mr. Haney, 10 years; Mr. Caliendo, 8 years; Mr. Biederman, 25 years; and Mr. Bubolo, 21 years.

The Retirement Plan provides for benefits based on modified career-average earnings. The benefit formula is (1) an amount equal to 2% of compensation for each year of credited service after December 31, 1992 (including two additional years of credited service at the final rate of compensation limited to $160,000) and (2) an additional amount equal to 1 1/2% of the annual rate of compensation as of January 1, 1993 multiplied by the number of years of credited service prior to that date. The Retirement Plan also provides a pension supplement of $600 per month to employees who retire at the age of 60 or 61. This supplement becomes payable on the retirement date of the individual and will remain in place until the first of the month on or before attaining their 62nd birthday. A participant's benefits become vested upon completion of five years of eligible service or on reaching age 65 while employed. A participant's benefits also become vested upon a change in control. Shareholder approval of the Merger Agreement constituted a change in control under the terms of the Retirement Plan. Benefits payable under the Retirement Plan for retirements after age 55 and prior to age 60 are reduced 1/3 of 1% for each month the participant is under 60 years of age at the time benefits commence. However, participants may receive an unreduced pension benefit at age 60, or if the sum of the participant's age and years of service totals at least 85 between ages 55 and 60. Benefits under the Retirement Plan are not subject to Social Security or any other offset amounts. Benefits under the Retirement Plan are subject to annual post-retirement adjustment once the Consumer Price Index increases at least 20% since retirement. Directors who are not employees of the Company are not covered by the Retirement Plan. Under the terms of the Retirement Plan, upon a change in control of the Company, benefits can be increased to the extent there are surplus funds (as defined in the Retirement Plan) held under the Retirement Plan. Upon shareholder approval of the Merger Agreement, which constituted a change in control under the terms of the Retirement Plan, there were no such surplus funds (as defined in the Retirement Plan) held under the Retirement Plan.

The Supplemental Plan is designed to provide additional retirement benefits to officers of the Company who are participants in the Supplemental Plan and have at least five years of service as officers. Directors who are not employees of the Company are not covered by the Supplemental Plan. The Supplemental Plan provides for benefits calculated by applying a percentage based on years of service to average compensation (base salary and Targeted Annual Award) over the three years of highest compensation during the 10 years immediately prior to retirement, termination or cessation of officer status, reduced by the participant's Retirement Plan benefit. Benefits payable under the Supplemental Plan for retirements after age 55 and prior to age 60 are reduced 1/3 of 1% for each month the participant is under 60 years of age at the time the benefits commence. However, participants may receive an unreduced pension benefit at age 60, or if the sum of the participant's age and years of service totals at least 85 between ages 55 and 60. Benefits under the Supplemental Plan are subject to annual post-retirement adjustment once the Consumer Price Index increases at least 20% since retirement. For non-vested participants, benefits would vest upon termination of employment following a change in control or potential change in control of the Company, and the named officers could receive credit for additional years of service in the calculation of their benefit. The Company has established a trust for the payment of benefits under the Supplemental Plan. Notwithstanding the creation of the trust, the Company continues to be primarily liable for the benefits payable under the Supplemental Plan and will be obligated to make such payments to the extent the trust does not.

Pursuant to agreements with the Company, Messrs. Peoples, Haney and Caliendo became participants in the Supplemental Plan upon their appointment as officers and are treated as having satisfied the five years of service as an officer required for vesting in the Supplemental Plan. Under Mr. Peoples' agreement, on the basis of his five years of service, his Supplemental Plan benefit percent is currently 70% of an aggregate of his base salary and his Targeted Annual Award. As of December 31, 1998, Mr. Peoples' estimated annual benefit payable under the Supplemental Plan upon retirement at age 65 is $409,127. Under agreements with Messrs. Haney and Caliendo, they receive credit under the Supplemental Plan for two years of service for each of their first five years of service, and two and one half years of service for the next six years of service, and their benefit formula under the Supplemental Plan will be calculated accordingly.

Compensation of Directors

Under the former Board of Directors' compensation structure in effect through March 31, 1998, Directors who were not current or former officers of the Company or its subsidiaries each were paid an annual retainer of $20,000 and a fee of $900 for each meeting of the Board of Directors such Director attended, except that the Chairman of the Board of Directors was paid a fee of $1,800 for each such meeting attended. Each such Director was also paid a fee for each Committee meeting attended in the amount of $700 if the Committee meeting was held on the same day as a meeting of the Board of Directors, or $800 if held on a separate day, and was entitled to compensation of $900 per day for each full day or major portion of a day spent on the business of the Board or a Committee on days other than days of Board or Committee meetings, plus reimbursement for out-of-pocket expenses.

Directors were permitted to defer receipt of their retainer and meeting fees under the Deferred Compensation Plan for Non-Employee Directors (the "Directors' Deferred Compensation Plan"). In addition, the Post-Director Service Retainer Continuation Program (the "Directors' Pension Program") provided for the continued payment of the annual retainer to an Eligible Director (as defined under the Directors' Pension Program) for a period equal to the Eligible Director's years of service on the Board. Upon the recommendation of the Board of Directors' independent compensation consultant, on February 5, 1998 the Board of Directors adopted a new compensation structure (the "Compensation Program"), replacing the compensation structure described above. The Compensation Program was designed by the Board's independent compensation consultant to meet industry standards, and in recognition of the general trend to align Director compensation with shareholder interests.

Under the Compensation Program, which became effective April 1, 1998, the annual $20,000 retainer, all meeting fees, and the $900 per diem payment for each full day or major portion of a day spent on Board business were eliminated, and the Directors' Pension Program was discontinued. The Compensation Program provides that Directors who are not current or former officers of the Company or its subsidiaries each are to be paid an annual fee of $50,000, of which $25,000 is payable in cash and $25,000 is to be deferred in phantom share units and credited to a phantom share unit account under the Directors' Deferred Compensation Plan until cessation of the Director's service on the Board. Under the Compensation Program, the Chairperson of each committee of the Board of Directors receives an additional annual cash fee of $1,600 for service as Chairperson. The Chairman of the Board receives an annual cash fee of $20,000 for service in that capacity. These annual fees are paid in lieu of the enhanced meeting fee paid to the Chairman of the Board under the discontinued compensation structure. All cash fees are paid quarterly.

The Directors' Pension Program was discontinued effective April 1, 1998. Any benefit due a former Director under the Directors' Pension Program will be paid in accordance with the terms of the Directors' Pension Program in effect at the time the Director left the Board. Upon the Board's adoption of the new Compensation Program on February 5, 1998, the then present value of each Director's accrued benefit under the Director's Pension Program, whether or not vested, was calculated (by rounding Directors' years of service under the Directors' Pension Program to the nearest complete year of service as of April 8, 1998) and converted to equivalent deferred phantom share units, based on the fair market value (as defined in the Directors' Deferred Compensation Plan) of the Company's Common Stock on February 5, 1998. These deferred phantom share units were then credited to the Director's phantom share unit account under the Directors' Deferred Compensation Plan, and became subject to the terms of that Plan.

Pursuant to the Directors' Deferred Compensation Plan, a Director could elect to defer receipt of all or part of his or her cash compensation for services as a Director. Directors could elect to defer future cash compensation either into a phantom share unit account or into an investment account, in which Directors' deferred compensation would be credited with returns based on the performance of one or more available investment funds, as selected by the Director.

Amounts deferred to a Directors' phantom share unit account under the Directors' Deferred Compensation Plan, either at the election of the Director or pursuant to the terms of the Compensation Program, were deemed to be invested in a number of phantom share units equal to the dollar amount of such deferral divided by the fair market value of the Company's Common Stock on the date the fees would have been payable. Phantom share units varied in value with increases and decreases in the fair market value of the Common Stock. Phantom share units were also credited with dividend equivalents, with such dividend equivalents deemed reinvested in additional phantom share units based upon the fair market value of Common Stock on the dividend payment date.

The Directors' Deferred Compensation Plan provides that all amounts are to be paid out automatically upon a change in control or potential change in control of the Company (as defined in the Deferred Compensation Plan), with phantom share units valued based on the average of the high and low sales price of the Company's Common Stock on the day prior to the potential change in control. The execution of the Merger Agreement constituted a potential change in control under the Directors' Deferred Compensation Plan. As a result, the following Directors received the following amounts: Mr. Baruch, $350,913; Mr. Creamer, $691,853; Mr. Del Giudice, $204,770; Mr. Hanson, $152,193; Mr. McPherson,
$180,893; Mr. Mulcahy, $22,113; Mr. O'Grady, $365,729; and Ms. Taliaferro,
$95,223. As a result of the proposed Merger, from and after the potential change in control, the non-employee Directors have been paid their annual fees entirely in cash.

Employment and Severance Agreements

The Company has employment agreements with Messrs. Peoples, Haney and Caliendo setting forth the terms of their employment, including position, base salary, opportunity for incentive compensation, relocation allowance, retirement arrangements, and other benefits. Mr. Peoples' agreement provides that he shall serve as Vice Chairman of the Board and Chief Executive Officer of the Company, at a minimum base salary of $325,000, with participation in the Company's incentive plans. Mr. Haney's agreement provides that he shall serve as Vice President and Chief Financial Officer of the Company, at a minimum base salary of $195,000, with participation in the Company's incentive plans. Mr. Caliendo's agreement provides that he shall serve as Vice President, General Counsel and Secretary of the Company, at a minimum base salary of $185,000, with participation in the Company's incentive plans. Their participation in the Company's retirement plans is described above under "Pension Plans."

In addition, the Company has also entered into severance agreements with named executive officers that provide for certain payments to be made and benefits to be provided (as described below) in the event of an involuntary termination other than for cause, or termination by the individual for good reason, in the case of Messrs. Peoples, Haney and Caliendo, within 36 months following, and in the case of Mr. Biederman and Mr. Bubolo, within 24 months following, a change in control of the Company.

On May 10, 1998, the Company and Consolidated Edison, Inc. entered into individual letter agreements (each, a "Letter Agreement"), with each of Mr. Peoples, Mr. Caliendo, and Mr. Haney ("the Executive(s)"), each of which Letter Agreement provides that, for purposes of the Executive's severance agreement (i) the approval of the Merger Agreement by the shareholders of the Company constitutes a change in control, (ii) at the Effective Time (as defined in the Merger Agreement), the Executive will terminate his employment with the Company and (iii) such termination will be deemed to have been by the Executive with Good Reason. Accordingly, pursuant to the Executive's severance agreement, upon each Executive's termination of employment at the Effective Time, each such Executive will be entitled to receive, in lieu of any other payments due to the Executive: (1) a cash payment equal to three times the sum of (a) the higher of (i) such Executive's annual base compensation in effect at the time of termination and (ii) such Executive's annual base compensation in effect immediately prior to the change in control and (b) the higher of (i) the average of the annual bonuses earned or received by such Executive for the three performance years ended prior to the date of termination and (ii) the average of the annual bonuses awarded to such Executive for the three fiscal years ended prior to the change in control, (2) a cash payment equal to a pro rata portion, through the date of termination, of the aggregate value of all contingent incentive compensation awards for all uncompleted periods under the incentive compensation plans of the Company (other than the PSU Plan), assuming the achievement of all target levels established with respect to such awards, (3) benefits under the Supplemental Plan commencing immediately following the date of termination, calculated (a) without reduction on account of the Executive's age (in the case of Mr. Peoples) and (b) in the case of Messrs. Caliendo and Haney, as if the Executive had been credited with an additional three years of service (resulting in an increase by 15 percentage points in the Benefit Formula Percentage (as defined in the Supplemental Plan)), (4) the continuation of employee welfare benefits for three years following the date of termination, reduced to the extent the executive receives such benefits from a subsequent employer, (5) if the Executive would have otherwise been entitled to post-retirement health care or life insurance had he continued to be employed for three additional years, such post-retirement health care and life insurance commencing on the later of (a) the date that such coverage would have first become available to the Executive and (b) the date that the benefits described in clause (4) above terminate, (6) the reimbursement of legal fees and expenses, if any, incurred by the Executive in disputing any issue relating to the termination of his employment following a change in control, (7) the right to purchase the Executive's Company-provided automobile pursuant to Company policy and (8) an additional cash payment to hold the Executive harmless from the excise tax (the "Excise Tax") imposed by Section 4999 of the Code.

Pursuant to the terms of their severance agreements and the Letter Agreements, it is presently estimated (based on available information) that each Executive will be entitled to an aggregate lump sum cash payment at the Effective Time approximately in the following amounts: Mr. Peoples, $2,710,000; Mr. Caliendo, $1,330,000; and Mr. Haney, $1,351,000. After payment of all excise and income taxes imposed on such lump sum cash payments, each Executive will retain a net amount of approximately 35% of such lump sum cash payments.

The Company has a Severance Pay Plan ("Severance Plan") applicable to all non-bargaining unit personnel with one or more years of service. The Severance Plan provides eligible employees with specified severance pay upon a termination of employment for the Company's convenience or following a change in control of the Company. Upon a "Termination of Employment for the Company's Convenience" (which is defined in the Severance Plan and which includes termination of employment by the Company under specified circumstances other than for cause), an employee is entitled to receive a severance payment calculated under formulas based on years of service and salary grades. Upon an "Involuntary Termination" (which is defined in the Severance Plan and which includes termination of employment under specified circumstances within two years following a change in control of the Company) an employee is entitled to receive a severance payment based on grade. In either event, higher benefits are paid to employees in higher salary grades. Aggregate severance payments, which cannot exceed an employee's annual compensation, are payable monthly at the employee's final rate of compensation or, in the event of a change in control of the Company, immediately. In addition, life and health insurance benefits are continued for the severance period for eligible employees following termination of employment.

Compensation Committee Report on Executive Compensation

The Company's compensation program for executive officers is established and administered by the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent, non-employee Directors who are not eligible to participate in any part of the executive officer compensation program.

As noted herein, the entering into of the Merger Agreement constituted a potential change in control under various compensation plans and agreements applicable to the Company's executive officers.

In 1995, the Compensation Committee, after extensive discussion and work with independent compensation consultants retained by it, implemented an executive officer compensation program designed to:

      o Establish compensation which is competitive with the practices of utility industry peer groups (discussed below);

      o Provide a strong and direct link between executive pay and Company performance on behalf of its shareholders and customers;

      o Compensate executive officers for their successful long-term strategic management of the Company; and

      o Base actual compensation on the achievement of the Company's annual goals, long-term strategic objectives and performance relative to utility industry peer groups (discussed below).

Compensation Philosophy

The executive compensation program was designed to strengthen the linkage between executive officer compensation, shareholder value and customer service. By placing greater emphasis on performance incentives than on salary increases, the program enhances the alignment of management and shareholder interests.

Salary and Performance Incentives

The Company's executive compensation program has three principal components:

      o Salary: Executive officer salaries are administered relative to the median of salary data for executive officers with comparable functional responsibilities in utilities included in utility industry peer groups (discussed below).

      o Annual Team Incentive Plan ("Incentive Plan"): Incentive payments are based on various Company objectives that focus on shareholder interests and division-specific operating objectives, such as cost management, efficiency, productivity, safety and customer service. These objectives are established annually.

      o Long-Term Performance Share Unit Plan (PSU Plan): Executive officers (and certain key employees) are provided with the opportunity to earn cash payments and, subject to the receipt of necessary approvals, payments in stock at the end of a three-year performance period, based on the Company's earnings per share performance and its total shareholder return (stock price appreciation plus dividends) during such performance period, measured relative to a group of national comparison utilities ("National Comparison Utilities").

Under the executive officer compensation program, the competitiveness of salary ranges and annual and long-term incentive award opportunities is evaluated annually. Utility peer groups are used for comparison purposes to establish total compensation as well as criteria for incentive payments to be awarded under the Incentive Plan and PSU Plan.

Specifically, comparison is made to data included in the compensation survey ("EEI Survey") prepared by the Edison Electric Institute, an electric utility industry trade group (which includes other combination gas and electric companies). Compensation data in the EEI Survey is adjusted through regression analysis to correlate utility company revenues with actual base salary and incentives. Executive officer annual and long-term incentive opportunities are configured so that total compensation approximates the 60th percentile of the revenue-adjusted EEI Survey data when targeted results are achieved.

Salary Structure and Salary Increases

Salary ranges reflect a minimum amount and a position rate that approximates the 50th percentile of the distribution of salaries for executive officers with comparable functional responsibilities in utilities included in the utility industry peer group used for comparison purposes.

Annual Team Incentive Plan

Incentive Plan target award opportunities for executive officers are established annually. The target award opportunity is considered to be 100% accomplishment of stated objectives. Actual awards may range from 0% to 120% based on performance.

For 1998, Incentive Plan target award opportunities ranged from 30% to 45% of salary at December 31, 1998. Incentive Plan performance for 1998 was evaluated using shareholder, management, customer satisfaction and division-specific measures as follows:

      o Shareholder Measure (weight 55%): Earnings per share measured against pre-established threshold, target and outstanding levels. The chief executive officer, chief financial officer and chief legal officer were evaluated on Company earnings per share results. All other executive officers were measured on utility earnings per share results.

      o Management Measure (weight 15%): Operating and maintenance expenditures compared to pre-established standards.

      o Customer Satisfaction Measure (weight 10%): Utility customer satisfaction was measured based on the Company's annual customer satisfaction survey results.

      o Division-Specific Measure (weight 20%): Efficiency and productivity enhancements specific to each division within the Company. The chief executive officer, chief financial officer and chief legal officer were evaluated on the average results of the divisions (weighted by number of participants). All other executive officers were measured on results within their respective divisions.

The Compensation Committee may, at its discretion and in consultation with the chief executive officer, adjust Incentive Plan awards plus or minus 25% to reflect strategic and other factors affecting business operations and results.

During 1998, the shareholder measure was achieved at 66%, the management measure was achieved at 18% and the customer satisfaction measure was achieved at 12%. Division-specific measures were achieved at 14% to 24%. The average of these factors combined to result in awards ranging from 110% to 120% of targeted levels.

For 1999, Incentive Plan performance will be evaluated using three measures, an earnings measure (weight 65%), a management measure (weight 20%) and a customer satisfaction measure (weight 15%).

Long-Term Performance Share Unit Plan

Participation

The PSU Plan provides that the Compensation Committee can designate executive officers (and certain key employees) to participate in the PSU Plan. Participants are selected based on an evaluation of their position's long-term strategic performance impact and influence on shareholder value -- i.e., future stock price appreciation and annual dividend payments.

PSU Grants

The PSU Plan provides that the Compensation Committee can make grants of PSUs to designated participants at the start of each year for a three-year performance period. The size of these grants was based on the results of the annual compensation program evaluation. (Participants whose participation in the PSU Plan commenced in 1995 or 1996 also received PSU grants for one-year and two-year transitional performance periods equal to one-third and two-thirds of the corresponding three-year performance period.)

Under the PSU Plan, each PSU is given a value equal to one share of the Company's Common Stock. The maximum number of PSUs that can be earned with respect to a performance period is 120% of the number of PSUs granted. In addition, the value of dividend equivalents that accumulate during a performance period is deemed reinvested in additional PSUs. These dividend equivalent PSUs are calculated by multiplying the number of PSUs granted by the dividend payments made during the performance period on a share of Common Stock and dividing the resultant amounts by the average of the high and low stock price on the date the dividends were paid. Dividend equivalent PSUs are then also credited with dividend equivalent PSUs on dividends declared subsequently during the performance period.

As described below, the execution of the Merger Agreement constituted a potential change in control under the PSU Plan and named executive officers received payment for all outstanding PSUs and DSUs (defined below) during 1998.

Determinations Regarding Earning and Payment of PSUs

The PSU Plan provides that PSUs are earned based on performance criteria that are determined annually for the three-year performance period then commencing.

For the 1996-98 performance period (and the related transitional periods) and the 1997-99 performance periods, these performance criteria, which were weighted 75%/25%, respectively, were:

      o Average annual total shareholder return (stock price appreciation plus dividends) compared to National Comparison Utilities using pre-established ranking criteria.

      o Earnings per share compared to pre-established threshold, target and maximum levels.

The 1998-2000 performance period was based entirely on average annual total shareholder return.

The PSU Plan provides that following the close of a performance period the Company's performance is evaluated by the Compensation Committee in consultation with its independent compensation consultant relative to applicable pre-established performance criteria, and the number of PSUs (and associated dividend equivalent PSUs) earned is determined for each participant.

The PSU Plan was designed to align management and shareholder financial interests. The PSU Plan accordingly provides for payment of PSUs earned to be made in cash or, subject to receipt of necessary shareholder and other approvals, in shares of the Company's Common Stock; or in a combination of such payment forms. (Transitional (i.e., one- and two-year) PSU awards that were earned were deferred in the form of deferred performance share units ("DSUs") and then were to be paid at the end of the applicable full three-year performance period.) Under the PSU Plan, participants can also voluntarily elect to defer payment of earned PSU awards that are otherwise payable. Such deferrals, at the participant's election, are credited either (i) to the various investment fund options in which participants may elect to place their deferred compensation under the terms of the PSU Plan; or (ii) in DSUs until such future post-service date or dates as the participant elects to begin receiving a distribution. DSUs are credited with dividend equivalents that are deemed reinvested in additional DSUs.

The PSU Plan provides that upon a change in control or potential change in control during a performance period, all PSUs (and associated dividend equivalent PSUs) are deemed earned in full as of the date of such change in control or potential change in control. As soon as practicable following such change in control or potential change in control, the Company is to pay to each participant a lump sum cash payment equal to the sum of (i) the product of (A) and (B), where (A) equals the aggregate number of PSUs (and associated dividend equivalent PSUs) deemed earned in full or deferred, as described above, and (B) equals the average of the high and low sales price of the Company's Common Stock on the date immediately preceding the change in control or potential change in control; and (ii) the value of amounts deferred in various investment vehicles as of the date immediately preceding the change in control or potential change in control. The execution of the Merger Agreement constituted a potential change in control under the PSU Plan.

Chief Executive Officer Compensation

Mr. Peoples' 1998 salary, as Vice Chairman of the Board of Directors and Chief Executive Officer of the Company, was based on a position rate that approximates the 50th percentile for chief executive officer positions included in the EEI Survey. Mr. Peoples' actual 1998 salary was at the position rate.

Mr. Peoples' Incentive Plan award for 1998 was based, as described above, on the Company's 1998 performance at 118% of target.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. Generally, no amounts paid by the Company in 1997 and prior years have failed to be deductible by virtue of Section 162(m) of the Code. However, as a result of the interaction between Section 162(m) and
Section 280G of the Code, some of the amounts that were paid in 1998 and that may be paid in the future in connection with the Merger may be rendered non-deductible by virtue of Section 162(m).

                             COMPENSATION COMMITTEE

Kenneth D. McPherson, Chairman            J. Fletcher Creamer
Ralph M. Baruch                           James F. O'Grady, Jr.

March 4, 1999

Stock Performance Graph

                Comparison of Five-Year Cumulative Total Return*

 Orange and Rockland Utilities, Inc. Common Stock, Standard & Poor's 500 Index
           and Edison Electric Institute Combination Gas and Electric
                            Investor-Owned Utilities

            DOLLARS

                                [GRAPHIC OMITTED]

                            Cumulative Total Return

--------------------------------------------------------------------------------------------
         Legend                           1993     1994     1995     1996     1997     1998
--------------------------------------------------------------------------------------------
Orange and Rockland   [OBJECT OMITTED]   100.00    86.23   102.50   110.70   154.82   199.93
--------------------------------------------------------------------------------------------
S&P 500 Index         [OBJECT OMITTED]   100.00   101.32   139.40   171.40   228.57   293.87
--------------------------------------------------------------------------------------------
EEI Index             [OBJECT OMITTED]   100.00    87.12   110.96   110.27   142.54   165.62
--------------------------------------------------------------------------------------------

*Assumes $100 invested on December 31, 1993 and reinvestment of dividends.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 1, 1999, certain information regarding persons known by the Company to be the beneficial owner(s) of more than 5% of the outstanding shares of the Company's Common Stock.

                                    Amount and Nature
Name and Address of                   of Beneficial
 Beneficial Owner                      Ownership(1)             Percent of Class
-------------------                 -----------------           ----------------
Gabelli Funds, Inc.                     169,000 (2)                   1.25%
One Corporate Center
Rye, NY  10580

GAMCO Investors, Inc.                   422,600 (3)                   3.13%
One Corporate Center
Rye, NY  10580

Gabelli Associates Fund                  73,000                       0.54%
One Corporate Center
Rye, NY  10580

Gabelli Fund, LDC                           500                       0.00%
c/o Tremont (Bermuda) Limited
Tremont House
4 Park Road
Hamilton HM II, Bermuda

Gabelli & Company, Inc. Profit            3,000                       0.02%
Sharing Plan
Gabelli Funds
One Corporate Center
Rye, NY  10580

Gabelli Foundation, Inc.                 10,500                       0.08%
165 West Liberty Street
Reno, Nevada  89501

Marc J. Gabelli                               0                       0.00%
One Corporate Center
Rye, NY  10580

Mario J. Gabelli                              0 (4)                   0.00%
One Corporate Center
Rye, NY  10580

      (1) All information contained in this table and the notes thereto is based on information furnished to the Company on a Schedule 13D dated November 30, 1998, filed by Mario J. Gabelli and Marc J. Gabelli and various entities which either one directly or indirectly controls or for which either one acts as chief investment officer. Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises direct or indirect voting and/or investment power.

      (2) Gabelli Funds, Inc. is deemed to have beneficial ownership of the securities owned beneficially by each of the persons listed in the table other than Mario Gabelli, Marc Gabelli and Gabelli Foundation, Inc.

      (3) Includes 43,500 shares over which GAMCO Investors, Inc. does not have authority to vote, but has sole dispositive power.

      (4) Mario Gabelli is deemed to have beneficial ownership of the securities owned beneficially by each of the foregoing persons other than Marc Gabelli.

Security Ownership of Management

The following table shows, as of March 1, 1999, all of the Company's Common Stock owned beneficially by each Director and each executive officer named in the Summary Compensation Table as well as Common Stock holdings of all Directors and executive officers as a group.

                                            Shares of
                                        Common Stock Owned
Name                                    Beneficially (1)(2)
----                                    -------------------
Ralph M. Baruch                                   0
Robert J. Biederman, Jr.                          0
George V. Bubolo, Jr.                            26
G. D. Caliendo                                  208
J. Fletcher Creamer                           8,983
Michael J. Del Giudice                        1,167
R. Lee Haney                                    889
Jon F. Hanson                                 3,045
Kenneth D. McPherson                          1,000
Robert E. Mulcahy III                           248
James F. O'Grady, Jr.                         1,000
D. Louis Peoples                              1,875
Linda C. Taliaferro                             569
17 Directors and executive                   19,527
  officers as a group

      (1) Based on information furnished to the Company by the Directors and executive officers. Includes shares of Common Stock owned beneficially pursuant to the Company's Management Employees' Savings Plan through February 26, 1999, the latest date for which such information is available.

      (2) As of March 1, 1999, no Director owned beneficially more than .066% of the outstanding shares of Common Stock, no named executive officer owned more than .014% of such shares and Directors and executive officers as a group owned
 .1445% of such shares.

Changes in Control

Pursuant to the Merger Agreement, at the Effective Time the outstanding shares of Common Stock will be converted into the right to receive $58.50 in cash and the Common Stock will no longer be publicly traded. At the Effective Time all of the capital stock of the Company (which will be the Surviving Corporation) will be owned by CEI. As of the Effective Time, each of the Directors of the Company will resign and the directors of the Merger Sub at the Effective Time will be the directors of the Surviving Corporation.

Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries appearing on pages 15 through 30 of the 1998 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of these consolidated financial statements and the information incorporated in Items 1, 2, 3, 5, 6, 7 and 8, herein, the 1998 Annual Report to shareholders is not deemed filed as part of this Form 10-K Annual Report.

                                                                        Page*
                                                                        -----
Consolidated Statements of Income for the years ended
   December 31, 1998, 1997 and 1996.                                      15

Consolidated Balance Sheets as of December 31, 1998 and 1997.             16

Consolidated Cash Flow Statements for the years ended
   December 31, 1998, 1997 and 1996.                                      18

Notes to Consolidated Financial Statements.                               19

Report of Independent Public Accountants.                                 30

   *Page number reference is to the 1998 Annual Report to Shareholders

(a)(2)  Financial Statement Schedules                                   Page**
                                                                        ------
Valuation and Qualifying Accounts and Reserves for the years
   ended December 31, 1998, 1997 and 1996 (Schedule II).                  70

**Page number reference is to this Form 10-K Annual Report

All other schedules are omitted because they are not applicable.

(a)(3)  Exhibits

  *3.2 By-Laws, as amended through June 29, 1995. (Exhibit 3.2 to Form 10-Q for the period ended June 30, 1995, File No. 1-4315).

  *3.4      Restated Certificate of Incorporation dated May 7, 1996. (Exhibit
            3.4 to Form 10-Q for the period ended March 31, 1996, File No. 1-4315).

  *4.3 Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Exhibit 2.16 to Registration Statement No. 2-14159).

  *4.11 Mortgage Trust Indenture of Pike County Light & Power Company, dated as of July 15, 1971. (Exhibit 4.31 to Registration Statement No. 2-45632).

  *4.25 Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated March 1, 1990. (Exhibit 4.25 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

  *4.26 First Supplemental Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated March 7, 1990. (Exhibit 4.26 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

  *4.27 Second Supplemental Indenture between the Company and the Bank of New York as Trustee regarding unsecured debt, dated October 15, 1992. (Exhibit 4.27 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

  *4.29 Third Supplemental Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated as of March 1, 1993. (Exhibit 4.29 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

  *4.30 Ninth Supplemental Indenture of Rockland Electric Company, dated as of March 1, 1993. (Exhibit 4.30 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

  *4.31 Fourth Supplemental Indenture between the Company and the Bank of New York as Trustee regarding unsecured debt dated as of December 1, 1997. (Exhibit 4.5 to Company's Registration Statement on Form S-4, File No. 333-43953).

  *4.32 Form of Fifth Supplemental Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt dated as of March 1, 1999. (Exhibit 4.7 to the Company's Registration Statement No. 333-72289 on Form S-3, File No. 1-4315).

  *10.1 General Agreement: Bowline Point Generating Plant, dated as of October 10, 1969. (Exhibit 5(b) to Registration Statement No. 2-42156).

  *10.1A Amendment to the General Agreement: Bowline Point Generating Plant, dated May 31, 1996. (Exhibit 10.1A to Form 10-K for the fiscal year ended December 31, 1996, File No. 1-4315).

  *10.3 Orange and Rockland Utilities, Inc. Eligible Employees Compensation Deferral Plan (formerly the Officers Salary Deferral Plan), as amended and restated on June 5, 1997, effective January 1, 1998. (Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

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

  *10.13 Severance Pay Plan, as amended and restated on November 6, 1997. (Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

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

  +*10.22 Form of Severance Agreement entered into between Orange and Rockland Utilities, Inc. and each of R. J. Biederman, Jr., effective October 29, 1997; N. M. Jakobs, effective October 27, 1997; R. J. McBennett, effective October 27, 1997; and E. M. McKenna, effective October 31, 1997. (Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.22A Form of Agreement, amending Exhibit 10.22, entered into between Orange and Rockland Utilities, Inc. and each of R. J. Biederman, Jr., R. J. McBennett and E. M. McKenna, effective January 27, 1998 and N. M. Jakobs, effective January 8, 1998. (Exhibit 10.22A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.26 Letter agreement dated September 29, 1994 between Orange and Rockland Utilities, Inc. and R. Lee Haney regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.26 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

  +*10.26A Agreement between Orange and Rockland Utilities, Inc. and R. Lee Haney effective July 1, 1997, amending Exhibit 10.26. (Exhibit 10.26A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.27 Letter agreement dated September 29, 1994 between Orange and Rockland Utilities, Inc. and D. Louis Peoples regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.27 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

  +*10.27A Agreement between Orange and Rockland Utilities, Inc. and D. Louis Peoples effective July 1, 1997, amending Exhibit 10.27. (Exhibit 10.27A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.29 Orange and Rockland Utilities, Inc. Deferred Compensation Plan for Non-Employee Directors as amended and restated on February 5, 1998. (Exhibit 10.29 to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.30 Letter Agreement dated April 6, 1995 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.30 to Form 10-Q for the period ended June 30, 1995, File No. 1-4315).

  +*10.30A Agreement between Orange and Rockland Utilities, Inc. and G. D. Caliendo effective July 1, 1997, amending Exhibit 10.30. (Exhibit 10.30A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.31 Letter Agreement dated September 21, 1995 between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.31 to Form 10-Q for the period ended September 30, 1995, File No. 1-4315).

  +*10.31A Agreement between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs effective July 1, 1997, amending Exhibit 10.31. (Exhibit 10.31A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.36 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and D. L. Peoples regarding change in control arrangements. (Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +*10.36A Agreement between Orange and Rockland Utilities, Inc. and D. L. Peoples dated July 23, 1997, amending Exhibit 10.36. (Exhibit 10.36A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.37 Agreement dated January 21, 1996 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding change in control arrangements. (Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +*10.37A Agreement between Orange and Rockland Utilities, Inc. and G. D. Caliendo dated July 23, 1997, amending Exhibit 10.37. (Exhibit 10.37A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.37B  Letter agreement between Orange and Rockland Utilities, Inc. and G.
            D. Caliendo dated February 25, 1998, amending Exhibits 10.30 and
            10.37. (Exhibit 10.37B to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.38 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and R. L. Haney regarding change in control arrangements. (Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +*10.38A Agreement between Orange and Rockland Utilities, Inc. and R. L. Haney dated July 23, 1997, amending Exhibit 10.38. (Exhibit 10.38A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.38B Letter agreement between Orange and Rockland Utilities, Inc. and R. Lee Haney dated February 25, 1998, amending Exhibits 10.26 and
            10.38. (Exhibit 10.38B to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

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

  +*10.44A Agreement between Orange and Rockland Utilities, Inc. and L. S. Brodsky effective July 1, 1997, amending Exhibit 10.44. (Exhibit 10.44A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

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

  *10.49 Management Employee Transition Program, as described in correspondence to employees, dated December 11, 1997 and January 9, 1998. (Exhibit 10.49 to Form 10K for the fiscal year ended December 31, 1997, File No. 1-4315).

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

  *10.51 Agreement and Plan of Merger, dated as of May 10, 1998, among the Company, CEI and Merger Sub. (Exhibit 10.51 to Form 8-K dated May 10, 1998, File No. 1-4315).

  +*10.52 Agreement among the Company, Consolidated Edison, Inc., C Acquisition Corp. and G. D. Caliendo, dated May 10, 1998, providing for the termination of Mr. Caliendo's employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and
            G. D. Caliendo dated January 21, 1996. (Exhibit 10.52 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-4315).

  +*10.53 Agreement among the Company, Consolidated Edison, Inc., C Acquisition Corp. and R. Lee Haney, dated May 10, 1998, providing for the termination of Mr. Haney's employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and
            R. Lee Haney dated January 22, 1996. (Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 1998, File No. 4315).

  +*10.54 Agreement among the Company, Consolidated Edison, Inc. C Acquisition Corp. and Robert McBennett, dated March 10, 1998, providing for the termination of Mr. McBennett's employment with the Company at the latter of the effective time of the Merger or July 1, 1999 and the payment of certain amounts in accordance with the severance agreement between the Company and Robert McBennett dated October 27, 1997. (Exhibit 10.54 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-4315).

  +*10.55 Agreement among the Company, Consolidated Edison, Inc., C Acquisition Corp. and D. Louis Peoples, dated May 10, 1998, providing for the termination of Mr. People's employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and D. Louis Peoples dated January 22, 1996. (Exhibit
            10.55 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-4315).

  +*10.56 Agreement among the Company, Consolidated Edison, Inc., C Acquisition Corp. and N. M. Jakobs dated July 15, 1998, providing for the termination of Ms. Jakobs employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and N.
            M. Jakobs dated October 27, 1997 as amended January 8, 1998. (Exhibit 10.56 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-4315).

  +*10.57 Severance Agreement entered into between Orange and Rockland Utilities, Inc. and G. V. Bubolo, Jr. effective April 10, 1998. (Exhibit 10.57 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-4315).

  *10.58 Bowline Point Generating Station Sales Agreement by and between Orange and Rockland Utilities, Inc., Consolidated Edison Company of New York, Inc. and Southern Energy Bowline, L.L.C., dated as of November 24, 1998. (Exhibit 10.58 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.59 Lovett Generating Station Sales Agreement between Orange and Rockland Utilities, Inc. and Southern Energy Lovett, L.L.C., dated as of November 24, 1998. (Exhibit 10.59 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.60 Gas Turbine and Hydroelectric Generating Stations Sales Agreement between Orange and Rockland Utilities, Inc. and Southern Energy NY-Gen, L.L.C., dated as of November 24, 1998. (Exhibit 10.60 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.61 Bowline Adjacent Property Sales Agreement by and between Orange and Rockland Utilities, Inc. and Southern Energy Bowline, L.L.C., dated as of November 24, 1998. (Exhibit 10.61 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.62 Transition Power Sales Agreement by and between Orange and Rockland Utilities, Inc., Southern Energy Bowline, L.L.C., Southern Energy Lovett, L.L.C. and Southern Energy NY - Gen., L.L.C., dated as of November 24, 1998. (Exhibit 10.62 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.63 Eastern Loan Pocket Call Option Agreement between Orange and Rockland Utilities, Inc. and Southern Energy Lovett, L.L.C., dated as of November 24, 1998. (Exhibit 10.63 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.64 Western Loan Pocket Call Option Agreement between Orange and Rockland Utilities, Inc. and Southern Energy NY-Gen, L.L.C., dated as of November 24, 1998. (Exhibit 10.64 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.65 Bowline Guaranty, dated as of November 24, 1998, given by Southern Energy, Inc. in favor of Orange and Rockland Utilities, Inc. and Consolidated Edison Company of New York, Inc. (Exhibit 10.65 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.66 Lovett, Gas Turbine and Hydroelectric Generating Facilities Guaranty, dated as of November 24, 1998, given by Southern Energy, Inc. in favor of Orange and Rockland Utilities, Inc. (Exhibit 10.66 to Form 8-K dated November 24, 1998, File No. 1-4315).

  13 The Company's 1998 Annual Report to Shareholders to the extent incorporated by reference in this Form 10-K Annual Report for the fiscal year ended December 31, 1998. [Note: Except for those portions of such Annual Report expressly incorporated by reference in this Form 10-K Annual Report, such Annual Report is not deemed "filed" as part of the filing of this Form 10-K Annual Report.]

  *21 Subsidiaries of the Company. (Exhibit 21 to Company's Registration Statement on Form S-4, File No. 333-43953).

  24        Powers of Attorney.

  27        Financial Data Schedule.

  *99 Press Release of the Company dated February 5, 1998. (Exhibit 99 to Form 8-K dated February 5, 1998, File No. 1-4315).

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

  *99.3 NYPSC Opinion (No. 97-20) and Order Adopting Terms of Settlement, Issued and Effective December 31, 1997, in Case 96-E-0900. (Exhibit
            99.3 to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  *99.5 Agreement Between Orange and Rockland Utilities, Inc. and Kroll Associates, Inc. dated as of November 1, 1994. (Exhibit 99.5 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

  *99.12 Press Release of the Company dated April 8, 1998. (Exhibit 99.12 to Form 8-K dated April 8, 1998, File No. 1-4315).

  *99.13 Joint Press Released the Company and CEI issued May 11, 1998. (Exhibit 99.13 to Form 8-K dated May 10, 1998, File No. 1-4315).

  *99.14 The Company's Final Divestiture Plan as approved by the NYPSC on April 8, 1998. (Exhibit 99.14 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-4315).

  *99.14A Press Release of the Company dated August 20, 1998. (Exhibit 99.14 to Form 8-K dated August 20, 1998, File No. 1-4315).

  *99.15 Press Release of the Company dated August 20, 1998. (Exhibit 99.15 to Form 8-K dated August 20, 1998, File No. 1-4315).

  *99.16 Orange and Rockland Utilities, Inc. Press Release issued November 24, 1998. (Exhibit 99.16 to Form 8-K dated November 24, 1998, File No. 1-4315).

   99.18 Communication mailed on March 11, 1999 to Common Shareholders of the Company.

       +    Denotes executive compensation plans and arrangements.

       *    Incorporated by reference to the indicated filings.

The securities issued in connection with each of the following agreements were not registered with the Securities and Exchange Commission and the total amount of securities authorized under each agreement does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, as provided in Item 601 of Regulation S-K, the following agreements are not filed as exhibits. The Company agrees, however, to furnish to the Commission a copy of each agreement upon request:

       - First Supplemental Indenture, dated August 15, 1990, to the Indenture of Mortgage and Deed of Trust of Pike County Light & Power Company.

       - Second Supplemental Indenture, dated October 1, 1998, to the Indenture of Mortgage and Deed of Trust of Pike County Light & Power Company.

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

       - Participation Agreement between NYSERDA and Orange and Rockland Utilities, Inc., dated as of July 1, 1995.

       - Tenth Supplemental Indenture of Rockland Electric Company, dated as of February 1, 1997.

(b) Reports on Form 8-K

During the fourth quarter of the year ended December 31, 1998, the Company filed the following report on Form 8-K:

       - Form 8-K dated November 24, 1998, reporting under Item 5, "Other Events," that the Company had signed definitive agreements with three subsidiaries of Southern Energy, Inc., an affiliate of Southern Company to sell its generating assets.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ORANGE AND ROCKLAND UTILITIES, INC.
                                      -----------------------------------
                                                 (Registrant)

                                 By   D. LOUIS PEOPLES
                                    -------------------------------------
                                      (D. Louis Peoples
                                      Vice Chairman of the
                                      Board of Directors and
                                      Chief Executive Officer)

Date: March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature and Title                   Capacity in Which Signing
      -------------------                   -------------------------


      D. LOUIS PEOPLES*                     Chief Executive
      ------------------------------------  Officer, Director
      (D. Louis Peoples,
      Vice Chairman of the
      Board of Directors and
      Chief Executive Officer)


      R. LEE HANEY*                         Chief Financial Officer
      ------------------------------------
      (R. Lee Haney, Sr. Vice President
      and Chief Financial Officer)


      EDWARD M. McKENNA*                    Principal Accounting Officer
      ------------------------------------
      (Edward M. McKenna, Controller)


      MICHAEL J. DEL GIUDICE*               Chairman of the
      ------------------------------------  Board of Directors
      (Michael J. Del Giudice)


      RALPH M. BARUCH*                      Director
      ------------------------------------
      (Ralph M. Baruch)


      J. FLETCHER CREAMER*                  Director
      ------------------------------------
      (J. Fletcher Creamer)


      JON F. HANSON*                        Director
      ------------------------------------
      (Jon F. Hanson)


      KENNETH D. McPHERSON*                 Director
      ------------------------------------
      (Kenneth D. McPherson)

      Signature and Title                   Capacity in Which Signing
      -------------------                   -------------------------


      ROBERT E. MULCAHY*                    Director
      ------------------------------------
      (Robert E. Mulcahy)


      JAMES F. O'GRADY, JR.*                Director
      ------------------------------------
      (James F. O'Grady, Jr.)


      LINDA C. TALIAFERRO*                  Director
      ------------------------------------
      (Linda C. Taliaferro)


      *By G. D. CALIENDO
      ------------------------------------
      (G. D. Caliendo,
      Attorney-in-fact)

Date: March 22, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Orange and Rockland Utilities, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1999. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts and Reserves is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York
February 4, 1999

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-25358, 33-25359 and 33-22129) and on Form S-3 (File No. 333-26337).

ARTHUR ANDERSEN LLP

New York, New York
March 22, 1999

                                                                     SCHEDULE II

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1998, 1997 and 1996
                             (Thousands of Dollars)

                                               Additions
                                          --------------------
                                              (1)        (2)                  Balance
                              Balance at  Charged to   Charged                  at
                               beginning   costs and  to other                end of
       Description             of period   expenses   accounts   Deductions   period
       -----------             ---------   --------   --------   ----------   ------
December 31, 1998
  Allowance for Uncollect-
   ible accounts:
     Customer Accounts           $2,530     $4,001      $423      $3,268      $3,686
     Other Accounts                 258        465        75         513         285
                                 ------     ------      ----      ------      ------
                                 $2,788     $4,466      $498(A)   $3,781(B)   $3,971
                                 ======     ======      ====      ======      ======

  Reserve for Claims
   and Damages                   $4,591     $2,635      $187      $3,335(C)   $4,078
                                 ======     ======      ====      ======      ======

  Gas Turbine Maint.
   Reserve                       $ (104)    $  368      $ --      $  275(C)  $ (11)
                                 ======     ======      ====      ======      ======

December 31, 1997
  Allowance for Uncollect-
   ible accounts:
     Customer Accounts           $2,391     $2,959      $499      $3,319      $2,530
     Other Accounts                 258        259        80         339         258
                                 ------     ------      ----      ------      ------
                                 $2,649     $3,218      $579(A)   $3,658(B)   $2,788
                                 ======     ======      ====      ======      ======

  Reserve for Claims
   and Damages                   $3,843     $2,331       $84      $1,667(C)   $4,591
                                 ======     ======      ====      ======      ======

  Gas Turbine Maint.
   Reserve                       $  (88)    $  366      $ --      $  382(C)   $ (104)
                                 ======     ======      ====      ======      ======

(Schedule II continued on next page)

                                                                     SCHEDULE II

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1998, 1997 and 1996
                             (Thousands of Dollars)

                                                Additions
                                          --------------------
                                              (1)        (2)                  Balance
                              Balance at  Charged to   Charged                  at
                               beginning   costs and  to other                end of
       Description             of period   expenses   accounts   Deductions   period
       -----------             ---------   --------   --------   ----------   ------
December 31, 1996
  Allowance for Uncollect-
   ible accounts:
     Customer Accounts           $2,307     $2,508      $616      $3,040      $2,391
     Other Accounts                 169        268       197         376         258
                                 ------     ------      ----      ------      ------
                                 $2,476     $2,776      $813(A)   $3,416(B)   $2,649
                                 ======     ======      ====      ======      ======

  Reserve for Claims
   and Damages                   $3,848     $1,773      $472      $2,250(C)   $3,843
                                 ======     ======      ====      ======      ======

  Gas Turbine Maint.
   Reserve                       $ (202)    $  453      $ --      $  339(C)   $  (88)
                                 ======     ======      ====      ======      ======

(A) Includes collection of accounts previously written off of $498 in 1998, $579 in 1997, and $813 in 1996.
(B) Accounts considered uncollectible and charged off of $3,781 in 1998, $3,658 in 1997 and $3,416 in 1996.
(C) Payments of damage claims of $2,635 in 1998, $1,667 in 1997 and $2,250 in 1996 and maintenance expenses of $275 in 1998, $382 in 1997 and $339 in 1996.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                           THE SECURITIES ACT OF 1934

For Year Ended December 31, 1998             Commission File Number 1-4315

                       ORANGE AND ROCKLAND UTILITIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    EXHIBITS

                       Orange and Rockland Utilities, Inc.
                                Index of Exhibits
                                 1998 Form 10-K

  *3.2 By-Laws, as amended through June 29, 1995. (Exhibit 3.2 to Form 10-Q for the period ended June 30, 1995, File No. 1-4315).

  *3.4      Restated Certificate of Incorporation dated May 7, 1996. (Exhibit
            3.4 to Form 10-Q for the period ended March 31, 1996, File No. 1-4315).

  *4.3 Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Exhibit 2.16 to Registration Statement No. 2-14159).

  *4.11 Mortgage Trust Indenture of Pike County Light & Power Company, dated as of July 15, 1971. (Exhibit 4.31 to Registration Statement No. 2-45632).

  *4.25 Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated March 1, 1990. (Exhibit 4.25 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

  *4.26 First Supplemental Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated March 7, 1990. (Exhibit 4.26 to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4315).

  *4.27 Second Supplemental Indenture between the Company and the Bank of New York as Trustee regarding unsecured debt, dated October 15, 1992. (Exhibit 4.27 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

  *4.29 Third Supplemental Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt, dated as of March 1, 1993. (Exhibit 4.29 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

  *4.30 Ninth Supplemental Indenture of Rockland Electric Company, dated as of March 1, 1993. (Exhibit 4.30 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-4315).

  *4.31 Fourth Supplemental Indenture between the Company and the Bank of New York as Trustee regarding unsecured debt dated as of December 1, 1997. (Exhibit 4.5 to Company's Registration Statement on Form S-4, File No. 333-43953).

  *4.32 Form of Fifth Supplemental Indenture between the Company and The Bank of New York as Trustee regarding unsecured debt dated as of March 1, 1999. (Exhibit 4.7 to the Company's Registration Statement No. 333-72289 on Form S-3, File No. 1-4315).

  *10.1 General Agreement: Bowline Point Generating Plant, dated as of October 10, 1969. (Exhibit 5(b) to Registration Statement No. 2-42156).

  *10.1A Amendment to the General Agreement: Bowline Point Generating Plant, dated May 31, 1996. (Exhibit 10.1A to Form 10-K for the fiscal year ended December 31, 1996, File No. 1-4315).

  *10.3 Orange and Rockland Utilities, Inc. Eligible Employees Compensation Deferral Plan (formerly the Officers Salary Deferral Plan), as amended and restated on June 5, 1997, effective January 1, 1998. (Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

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

  *10.13 Severance Pay Plan, as amended and restated on November 6, 1997. (Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

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

  +*10.22 Form of Severance Agreement entered into between Orange and Rockland Utilities, Inc. and each of R. J. Biederman, Jr., effective October 29, 1997; N. M. Jakobs, effective October 27, 1997; R. J. McBennett, effective October 27, 1997; and E. M. McKenna, effective October 31, 1997. (Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.22A Form of Agreement, amending Exhibit 10.22, entered into between Orange and Rockland Utilities, Inc. and each of R. J. Biederman, Jr., R. J. McBennett and E. M. McKenna, effective January 27, 1998 and N. M. Jakobs, effective January 8, 1998. (Exhibit 10.22A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.26 Letter agreement dated September 29, 1994 between Orange and Rockland Utilities, Inc. and R. Lee Haney regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.26 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

  +*10.26A Agreement between Orange and Rockland Utilities, Inc. and R. Lee Haney effective July 1, 1997, amending Exhibit 10.26. (Exhibit 10.26A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.27 Letter agreement dated September 29, 1994 between Orange and Rockland Utilities, Inc. and D. Louis Peoples regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.27 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

  +*10.27A Agreement between Orange and Rockland Utilities, Inc. and D. Louis Peoples effective July 1, 1997, amending Exhibit 10.27. (Exhibit 10.27A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.29 Orange and Rockland Utilities, Inc. Deferred Compensation Plan for Non-Employee Directors as amended and restated on February 5, 1998. (Exhibit 10.29 to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.30 Letter Agreement dated April 6, 1995 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.30 to Form 10-Q for the period ended June 30, 1995, File No. 1-4315).

  +*10.30A Agreement between Orange and Rockland Utilities, Inc. and G. D. Caliendo effective July 1, 1997, amending Exhibit 10.30. (Exhibit 10.30A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.31 Letter Agreement dated September 21, 1995 between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs regarding participation in the Officers' Supplemental Retirement Plan of Orange and Rockland Utilities, Inc. (Exhibit 10.31 to Form 10-Q for the period ended September 30, 1995, File No. 1-4315).

  +*10.31A Agreement between Orange and Rockland Utilities, Inc. and Nancy M. Jakobs effective July 1, 1997, amending Exhibit 10.31. (Exhibit 10.31A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.36 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and D. L. Peoples regarding change in control arrangements. (Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +*10.36A Agreement between Orange and Rockland Utilities, Inc. and D. L. Peoples dated July 23, 1997, amending Exhibit 10.36. (Exhibit 10.36A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

 +*10.37 Agreement dated January 21, 1996 between Orange and Rockland Utilities, Inc. and G. D. Caliendo regarding change in control arrangements. (Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +*10.37A Agreement between Orange and Rockland Utilities, Inc. and G. D. Caliendo dated July 23, 1997, amending Exhibit 10.37. (Exhibit 10.37A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.37B  Letter agreement between Orange and Rockland Utilities, Inc. and G.
            D. Caliendo dated February 25, 1998, amending Exhibits 10.30 and
            10.37. (Exhibit 10.37B to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.38 Agreement dated January 22, 1996 between Orange and Rockland Utilities, Inc. and R. L. Haney regarding change in control arrangements. (Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4315).

  +*10.38A Agreement between Orange and Rockland Utilities, Inc. and R. L. Haney dated July 23, 1997, amending Exhibit 10.38. (Exhibit 10.38A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  +*10.38B Letter agreement between Orange and Rockland Utilities, Inc. and R. Lee Haney dated February 25, 1998, amending Exhibits 10.26 and
            10.38. (Exhibit 10.38B to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

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

  +*10.44A Agreement between Orange and Rockland Utilities, Inc. and L. S. Brodsky effective July 1, 1997, amending Exhibit 10.44. (Exhibit 10.44A to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

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

  *10.49 Management Employee Transition Program, as described in correspondence to employees, dated December 11, 1997 and January 9, 1998. (Exhibit 10.49 to Form 10K for the fiscal year ended December 31, 1997, File No. 1-4315).

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

  *10.51 Agreement and Plan of Merger, dated as of May 10, 1998, among the Company, CEI and Merger Sub. (Exhibit 10.51 to Form 8-K dated May 10, 1998, File No. 1-4315).

  +*10.52 Agreement among the Company, Consolidated Edison, Inc., C Acquisition Corp. and G. D. Caliendo, dated May 10, 1998, providing for the termination of Mr. Caliendo's employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and
            G. D. Caliendo dated January 21, 1996. (Exhibit 10.52 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-4315).

  +*10.53 Agreement among the Company, Consolidated Edison, Inc., C Acquisition Corp. and R. Lee Haney, dated May 10, 1998, providing for the termination of Mr. Haney's employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and
            R. Lee Haney dated January 22, 1996. (Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 1998, File No. 4315).

  +*10.54 Agreement among the Company, Consolidated Edison, Inc. C Acquisition Corp. and Robert McBennett, dated March 10, 1998, providing for the termination of Mr. McBennett's employment with the Company at the latter of the effective time of the Merger or July 1, 1999 and the payment of certain amounts in accordance with the severance agreement between the Company and Robert McBennett dated October 27, 1997. (Exhibit 10.54 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-4315).

  +*10.55 Agreement among the Company, Consolidated Edison, Inc., C Acquisition Corp. and D. Louis Peoples, dated May 10, 1998, providing for the termination of Mr. People's employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and D. Louis Peoples dated January 22, 1996. (Exhibit
            10.55 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-4315).

  +*10.56 Agreement among the Company, Consolidated Edison, Inc., C Acquisition Corp. and N. M. Jakobs dated July 15, 1998, providing for the termination of Ms. Jakobs employment with the Company at the effective time of the Merger and the payment of certain amounts in accordance with the severance agreement between the Company and N.
            M. Jakobs dated October 27, 1997 as amended January 8, 1998. (Exhibit 10.56 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-4315).

  +*10.57 Severance Agreement entered into between Orange and Rockland Utilities, Inc. and G. V. Bubolo, Jr. effective April 10, 1998. (Exhibit 10.57 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-4315).

  *10.58 Bowline Point Generating Station Sales Agreement by and between Orange and Rockland Utilities, Inc., Consolidated Edison Company of New York, Inc. and Southern Energy Bowline, L.L.C., dated as of November 24, 1998. (Exhibit 10.58 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.59 Lovett Generating Station Sales Agreement between Orange and Rockland Utilities, Inc. and Southern Energy Lovett, L.L.C., dated as of November 24, 1998. (Exhibit 10.59 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.60 Gas Turbine and Hydroelectric Generating Stations Sales Agreement between Orange and Rockland Utilities, Inc. and Southern Energy NY-Gen, L.L.C., dated as of November 24, 1998. (Exhibit 10.60 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.61 Bowline Adjacent Property Sales Agreement by and between Orange and Rockland Utilities, Inc. and Southern Energy Bowline, L.L.C., dated as of November 24, 1998. (Exhibit 10.61 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.62 Transition Power Sales Agreement by and between Orange and Rockland Utilities, Inc., Southern Energy Bowline, L.L.C., Southern Energy Lovett, L.L.C. and Southern Energy NY - Gen., L.L.C., dated as of November 24, 1998. (Exhibit 10.62 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.63 Eastern Loan Pocket Call Option Agreement between Orange and Rockland Utilities, Inc. and Southern Energy Lovett, L.L.C., dated as of November 24, 1998. (Exhibit 10.63 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.64 Western Loan Pocket Call Option Agreement between Orange and Rockland Utilities, Inc. and Southern Energy NY-Gen, L.L.C., dated as of November 24, 1998. (Exhibit 10.64 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.65 Bowline Guaranty, dated as of November 24, 1998, given by Southern Energy, Inc. in favor of Orange and Rockland Utilities, Inc. and Consolidated Edison Company of New York, Inc. (Exhibit 10.65 to Form 8-K dated November 24, 1998, File No. 1-4315).

  *10.66 Lovett, Gas Turbine and Hydroelectric Generating Facilities Guaranty, dated as of November 24, 1998, given by Southern Energy, Inc. in favor of Orange and Rockland Utilities, Inc. (Exhibit 10.66 to Form 8-K dated November 24, 1998, File No. 1-4315).

  13 The Company's 1998 Annual Report to Shareholders to the extent incorporated by reference in this Form 10-K Annual Report for the fiscal year ended December 31, 1998. [Note: Except for those portions of such Annual Report expressly incorporated by reference in this Form 10-K Annual Report, such Annual Report is not deemed "filed" as part of the filing of this Form 10-K Annual Report.]

  *21 Subsidiaries of the Company. (Exhibit 21 to Company's Registration Statement on Form S-4, File No. 333-43953).

  24        Powers of Attorney.

  27        Financial Data Schedule.

  *99 Press Release of the Company dated February 5, 1998. (Exhibit 99 to Form 8-K dated February 5, 1998, File No. 1-4315).

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

  *99.3 NYPSC Opinion (No. 97-20) and Order Adopting Terms of Settlement, Issued and Effective December 31, 1997, in Case 96-E-0900. (Exhibit
            99.3 to Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4315).

  *99.5 Agreement Between Orange and Rockland Utilities, Inc. and Kroll Associates, Inc. dated as of November 1, 1994. (Exhibit 99.5 to Form 10-Q for the period ended September 30, 1994, File No. 1-4315).

  *99.12 Press Release of the Company dated April 8, 1998. (Exhibit 99.12 to Form 8-K dated April 8, 1998, File No. 1-4315).

  *99.13 Joint Press Released the Company and CEI issued May 11, 1998. (Exhibit 99.13 to Form 8-K dated May 10, 1998, File No. 1-4315).

  *99.14 The Company's Final Divestiture Plan as approved by the NYPSC on April 8, 1998. (Exhibit 99.14 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-4315).

  *99.14A Press Release of the Company dated August 20, 1998. (Exhibit 99.14 to Form 8-K dated August 20, 1998, File No. 1-4315).

  *99.15 Press Release of the Company dated August 20, 1998. (Exhibit 99.15 to Form 8-K dated August 20, 1998, File No. 1-4315).

  *99.16 Orange and Rockland Utilities, Inc. Press Release issued November 24, 1998. (Exhibit 99.16 to Form 8-K dated November 24, 1998, File No. 1-4315).

   99.18 Communication mailed on March 11, 1999 to Common Shareholders of the Company.

       +    Denotes executive compensation plans and arrangements.

       *    Incorporated by reference to the indicated filings.

The securities issued in connection with each of the following agreements were not registered with the Securities and Exchange Commission and the total amount of securities authorized under each agreement does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, as provided in Item 601 of Regulation S-K, the following agreements are not filed as exhibits. The Company agrees, however, to furnish to the Commission a copy of each agreement upon request:

       - First Supplemental Indenture, dated August 15, 1990, to the Indenture of Mortgage and Deed of Trust of Pike County Light & Power Company.

       - Second Supplemental Indenture, dated October 1, 1998, to the Indenture of Mortgage and Deed of Trust of Pike County Light & Power Company.

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