Form 10-Q
period 1999-03-31
ORANGE & ROCKLAND UTILITIES INC
filed 1999-04-30
CIK 74778

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
       X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     -----        SECURITIES EXCHANGE ACT OF 1934

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
                                         Yes   X       No
                                             -----        -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the latest practicable date.

      Common Stock - $5 Par Value                  13,524,915 shares
              (Class)                       (Outstanding at March 31, 1999)

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets (Unaudited) at
           March 31, 1999 and December 31, 1998                                                     1

           Consolidated Statements of Income (Unaudited)
           for the three months ended March 31, 1999
           March 31, 1998                                                                           3

           Consolidated Cash Flow Statements (Unaudited)
           for the three months ended March 31, 1999
           and March 31, 1998                                                                       4

           Notes to Consolidated Financial Statements                                               5

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                            9


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                       17

ITEM 6.    Exhibits and Reports on Form 8-K                                                        18

SIGNATURES                                                                                         19

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                     ASSETS

                                                          MARCH 31,      DECEMBER 31,
                                                            1999             1998
                                                         ----------------------------
                                                            (THOUSANDS OF DOLLARS)
UTILITY PLANT:
Electric                                                 $1,069,023       $1,065,912
Gas                                                         248,724          246,845
Common                                                      107,026          103,064
                                                         ----------       ----------
     Utility Plant in Service                             1,424,773        1,415,821
Less accumulated depreciation                               508,308          498,652
                                                         ----------       ----------
     Net Utility Plant in Service                           916,465          917,169
Construction work in progress                                32,349           34,401
                                                         ----------       ----------
     Net Utility Plant                                      948,814          951,570
                                                         ----------       ----------

NON-UTILITY PROPERTY:
Non-utility property                                          7,779            7,780
Less accumulated depreciation, depletion
     and amortization                                           264              252
                                                         ----------       ----------
     Net Non-utility Property                                 7,515            7,528
                                                         ----------       ----------

CURRENT ASSETS:
Cash and cash equivalents                                     6,315            5,643
Temporary cash investments                                      500              500
Customer accounts receivable, less allowance for
     uncollectible accounts of $3,926 and $3,686             73,745           57,095
Accrued utility revenue                                      25,007           28,489
Other accounts receivable, less allowance for
     uncollectible accounts of $268 and $286                 14,972           16,173
Materials and supplies (at average cost)                     24,093           34,161
Prepaid property taxes                                       23,058           22,768
Prepayments and other current assets                         71,602           30,019
                                                         ----------       ----------
     Total Current Assets                                   239,292          194,848
                                                         ----------       ----------

DEFERRED DEBITS:
Income tax recoverable in future rates                       73,643           74,330
Deferred revenue taxes                                       11,371           11,915
Deferred pension and other postretirement benefits            1,999            4,097
IPP settlements                                               2,948            5,330
Unamortized debt expense (amortized over term
     of securities)                                          11,271           10,840
Other deferred debits                                        39,516           44,135
                                                         ----------       ----------
     Total Deferred Debits                                  140,748          150,647
                                                         ----------       ----------


         TOTAL                                           $1,336,369       $1,304,593
                                                         ==========       ==========

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         CAPITALIZATION AND LIABILITIES

                                                         MARCH 31,        DECEMBER 31,
                                                           1999               1998
                                                        ------------------------------
                                                            (THOUSANDS OF DOLLARS)
CAPITALIZATION:
Common stock (13,524,915 & 13,519,988 shares
     outstanding)                                       $    67,625        $    67,599
Premium on capital stock                                    132,339            132,321
Capital stock expense                                        (6,044)            (6,045)
Retained earnings                                           189,315            186,520
                                                        -----------        -----------
     Total                                                  383,235            380,395
                                                        -----------        -----------
Long-term debt                                              401,466            357,156
                                                        -----------        -----------
     Total Capitalization                                   784,701            737,551
                                                        -----------        -----------

NON-CURRENT LIABILITIES:
Reserve for claims and damages                                4,193              4,078
Postretirement benefits                                       7,678              9,759
Pension costs                                                48,306             47,481
                                                        -----------        -----------
     Total Non-current Liabilities                           60,177             61,318
                                                        -----------        -----------

CURRENT LIABILITIES:
Notes payable and obligations due within one year           131,183            150,740
Preferred and Preference stock to be redeemed
 within one year                                             44,066             43,516
Accounts payable                                             48,080             60,573
Accrued Federal income and other taxes                       14,753                516
Refundable gas costs                                          6,319              7,816
Deferred fuel costs                                          13,166             (3,547)
Refunds to customers                                          1,165              1,223
Other current liabilities                                    22,010             22,502
                                                        -----------        -----------
     Total Current Liabilities                              280,742            283,339
                                                        -----------        -----------

DEFERRED TAXES AND OTHER:
Deferred Federal income taxes                               191,717            197,698
Deferred investment tax credits                              13,465             13,654
Accrued Order 636 transition costs                            1,340              1,340
Other deferred credits                                        4,227              9,693
                                                        -----------        -----------
     Total Deferred Taxes and Other                         210,749            222,385
                                                        -----------        -----------



         TOTAL                                          $ 1,336,369        $ 1,304,593
                                                        ===========        ===========

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                                  1999             1998
                                                ----------------------------
                                                  (THOUSANDS OF DOLLARS)
OPERATING REVENUES:
Electric                                        $ 108,914        $ 106,096
Gas                                                74,068           58,826
                                                ---------        ---------
     Total Utility Revenues                       182,982          164,922
Diversified Activities                                 73              159
                                                ---------        ---------
     Total Operating Revenues                     183,055          165,081
                                                ---------        ---------

OPERATING EXPENSES:
Operations:
     Fuel used in electric production              19,629           16,274
     Electricity purchased for resale              12,680           15,987
     Gas purchased for resale                      42,063           30,955
     Other expenses of operation                   37,623           34,225
Maintenance                                         8,957            7,292
Depreciation and amortization                       9,488            8,561
Taxes other than income taxes                      24,797           23,804
Federal income taxes                                7,205            6,501
                                                ---------        ---------
     Total Operating Expenses                     162,442          143,599
                                                ---------        ---------

INCOME FROM OPERATIONS                             20,613           21,482
                                                ---------        ---------

OTHER INCOME AND (DEDUCTIONS):
Allowance for other funds used during
     construction                                       9               (3)
Other - net                                          (165)             621
Taxes other than income taxes                          43              (70)
Federal income taxes                                  142              (51)
                                                ---------        ---------
     Total Other Income and (Deductions)               29              497
                                                ---------        ---------

INCOME BEFORE INTEREST CHARGES                     20,642           21,979
                                                ---------        ---------

INTEREST CHARGES:
Interest on long-term debt                          6,067            5,945
Other interest                                      2,113            2,557
Amortization of debt premium, expense-net             295              283
Allowance for borrowed funds used
     during construction                              (48)            (610)
                                                ---------        ---------
     Total Interest Charges                         8,427            8,175
                                                ---------        ---------
NET INCOME                                         12,215           13,804
Preferred and preference
     stock requirements                               699              700
                                                ---------        ---------
Earnings applicable to common stock             $  11,516        $  13,104
                                                =========        =========

Avg. number of common shares outstanding
     (000's)                                       13,522           13,520
                                                =========        =========

Earnings Per Average Common Share
   Outstanding                                  $     .85        $     .97
                                                =========        =========

Dividends declared per common share
     outstanding                                $    .645        $    .645
                                                =========        =========

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CASH FLOW STATEMENTS (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 1999            1998
                                                               ------------------------
CASH FLOW FROM OPERATIONS:                                      (THOUSANDS OF DOLLARS)
Net income                                                     $ 12,215        $ 13,804
Adjustments to reconcile net income to net cash provided
     by (used in)operating activities:
     Depreciation and amortization                                9,376           8,449
     Deferred Federal income taxes                               (5,500)         (1,333)
     Deferred investment tax credit                                (189)           (193)
     Deferred and refundable fuel and gas costs                  15,216           2,170
     Allowance for funds used during construction                   (57)           (607)
     Other non-cash charges                                         792             705
     Changes in certain current assets and liabilities:
         Accounts receivable (net) and
           accrued utility revenues                             (11,967)         15,043
         Materials and supplies                                  10,068          10,056
         Prepaid property taxes                                    (290)           (726)
         Prepayments and other current assets                   (41,583)         (2,136)
         Operating accounts payable                             (12,493)        (18,800)
         Accrued Federal Income and other taxes                  14,237           7,662
         Accrued interest                                        (1,438)         (2,362)
         Refunds to customers                                       (58)            306
         Other current liabilities                                  946          (3,271)
     Other-net                                                    4,559           1,650
                                                               --------        --------
     Net Cash Provided from Operations                           (6,166)         30,417
                                                               --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
Additions to plant                                               (9,236)         (8,357)
Allowance for funds used during construction                         57             607
                                                               --------        --------
     Net Cash Used in Investing Activities                       (9,179)         (7,750)
                                                               --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from:
     Issuance of long-term debt                                  45,000              --
Retirements of:
   Common Stock                                                      --          (3,225)
     Long-term debt                                                 (10)            (10)
     Capital lease obligations - net                             (1,654)            (39)
Net borrowings (repayments) under
     short-term debt arrangements*                              (17,900)         (9,215)
Dividends on preferred and common stock                          (9,419)         (9,438)
                                                               --------        --------
Net Cash Provided by Financing Activities                        16,017         (21,927)
                                                               --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             672             740
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  5,643           3,513
                                                               --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  6,315        $  4,253
                                                               ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest, net of amounts capitalized                      $  9,269        $ 10,226
     Federal income taxes                                            --        $  3,000

*Debt with maturities of 90 days or less


The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 31, 1999, the consolidated statements of income for the three month periods ended March 31, 1999 and 1998, and the consolidated cash flow statements for the three month periods then ended have been prepared by Orange and Rockland Utilities, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position and results of operations at March 31, 1999, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1998 have been derived from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements, notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the consolidated financial statements, the review of the Company's results of operations and financial condition and the notes to consolidated financial statements included in the Company's December 31, 1998 Annual Report to Shareholders, which material is incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results of operations for the full year.

3. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All intercompany balances and transactions have been eliminated.

4. Contingencies at March 31, 1999 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1998 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1998 Form 10-K Annual Report, and in Item 3, Legal Proceedings of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998, except changes in the status of regulatory matters which are updated in Part I, Item 2 under the caption "Rate Activities" and the status of certain Legal Proceedings which are updated in Part II, Item I, "Legal Proceedings".

5. On May 10, 1998, the Company, Consolidated Edison, Inc. ("CEI") and C Acquisition Corp., a wholly owned subsidiary of CEI ("Merger Sub"), entered into an Agreement and Plan of Merger ("Merger Agreement") providing for a merger transaction among the

         Company, CEI and the Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company ("the Merger"), with the Company being the surviving corporation and becoming a wholly owned subsidiary of CEI.

         The Merger has been approved by the New York Public Service Commission (the "NYPSC"), the New Jersey Board of Public Utilities ("NJBPU") and the Pennsylvania Public Utility Commission ("PAPUC") as well as by the Federal Energy Regulatory Commission (the "FERC"). Approvals from the U.S. Department of Justice and Securities and Exchange Commission are pending. The Merger effective date will immediately follow the final approvals.

         The Merger will result in liabilities for contractual termination benefits, workforce reductions and curtailment losses under employee benefit plans triggered by the consummation of the business combination. Statement of Financial Accounting Standards No. 88 ("SFAS No. 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," applies to any employer that offers benefits to employees in connection with their termination of employment. In accordance with Emerging Issues Task Force 96-5, "Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of a Business Combination," the Company will recognize any SFAS No. 88 costs when the Merger is consummated. The estimated charge to income for these costs is approximately $15 million.

6. On November 24, 1998, the Company entered into four separate Asset Sales Agreements ("ASAs") with subsidiaries of Southern Energy, Inc. ("Southern Energy"), a subsidiary of The Southern Company, for the sale of the Company's electric generating assets. The sale price for all generating facilities, including the two-thirds interest in the Bowline Point generating facility owned by Consolidated Edison Company of New York, Inc. is approximately $480 million, plus certain fuel inventory and other adjustments. The Company's share of the sales price is approximately $345 million. The net book value of the Company's generating assets at March 31, 1999 is approximately $262 million. In addition, the carrying value of the material and supplies inventories total approximately $11.0 million, other direct selling costs of approximately $17.0 million (including employee costs of approximately $11.0 million), and all applicable income taxes will be deducted from the sales price to determine the net gain.

         The divestiture will trigger curtailment and special termination benefits accounting as required by SFAS No. 88. The Company's Transition Program for its generating employees contains special provisions that allow early vesting and enhancements to the benefit plans for those employees not offered employment or who are involuntarily terminated by the new owner within five years from the date of transfer. The expected costs of these enhancements, together with curtailment costs, is estimated to result in additional pension and post-retirement benefit costs of $1.6 million and $0.8 million, respectively. These estimates are included in the $11.0 million of employee costs in determining the cost of the sale. The Company will retain the pension assets and liabilities as well as the obligation relating to their period of employment with the Company. The Company will make a $10.0 million settlement payment to Southern Energy with respect to certain pension calculations, and will reduce the Company's pension and other post-retirement benefit liability by $10.0 million.

         The sale of the Company's generating facilities to Southern Energy of New York, Inc. is subject to the approval of the NYPSC, the NJBPU, the PAPUC, the FERC and the filing of requisite notification with the Federal Trade Commission and the Department of Justice ("DOJ") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of the applicable waiting period thereunder. On February 18, 1999 the DOJ granted early termination of the waiting period. All other regulatory approvals are pending.

7. In accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company defines its principal business segments as utility (electric and gas) and diversified activities. The diversified segment includes energy services and land development. Total utility revenue as reported in the Consolidated Statements of Income includes both sales to unaffiliated customers and intersegment sales which are billed at tariff rates.

                                            THREE MONTHS ENDED MARCH 31,
                                                1999             1998
                                            ----------------------------
                                               (THOUSANDS OF DOLLARS)
Operating Information:
  Operating revenues:
  Sales to unaffiliated customers:
    Electric                                 $ 108,910        $ 106,093
    Gas                                         74,036           58,812
  Intersegment sales:
    Electric                                         4                3
    Gas                                             32               14
                                             ---------        ---------
      Total Utility Operating Revenues         182,982          164,922
  Diversified activities                            73              159
                                             ---------        ---------
        Total Operating Revenues             $ 183,055        $ 165,081
                                             ---------        ---------

Operating income before income taxes:
    Electric                                   $12,921        $  15,033
    Gas                                         15,852           13,334
    Diversified activities                        (955)            (384)
                                             ---------        ---------
        Total Operating Income Before
         Income Taxes                        $  27,818        $  27,983
                                             ---------        ---------


8. Certain amounts from prior years have been reclassified to conform to the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION:

                              FINANCIAL PERFORMANCE

The Company's consolidated earnings per average common share outstanding for the first quarter of 1999 were $0.85 as compared to $0.97 for the first quarter of 1998. Fluctuations within the components of earnings are discussed in the "Results of Operations." The average number of common shares outstanding was
13.5 million for both periods.

The return on average common equity for the twelve months ended March 31, 1999 was 10.81% as compared to 11.81% for the twelve months ended March 31, 1998.


                         CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1999, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $155.0 million. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks. However, the Company primarily utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. The average daily balance of short-term borrowings for the three months ended March 31, 1999 amounted to $138.8 million at an effective interest rate of 5.2% as compared to $125.5 million at an effective interest rate of 5.9% for the same period of 1998. The average daily balance of temporary cash investments for the three months ended March 31, 1999 was $1.2 million with an effective interest rate of 4.5% compared to $0.5 million at an effective interest rate of 5.1% for the same period of 1998. The non-utility subsidiaries of the Company and of Rockland Electric Company ("RECO"), a wholly owned utility subsidiary of the Company, had no bank lines of credit at March 31, 1999.

The Merger Agreement requires that the Company call for redemption all of its outstanding Preference Stock and Preferred Stock. The Company's $1.52 Convertible Cumulative Preference Stock, Series A, no par value, the only Preference Stock outstanding, was called for redemption on April 6, 1999. All outstanding series of the Company's Cumulative Preferred Stock, par value $100 per share, were called for redemption on April 20, 1999. The aggregate redemption price of the Preferred and Preference Stock, including call premiums was $43.9 million.

On March 9, 1999, the Company issued $45 million of 7% Debentures due 2029, Series G (the "Series G Debentures"). The Series G Debentures were sold by means of competitive bid at a price of 98.458%. The Series G Debentures are callable, at the option of the Company, on or after March 1, 2009. The net proceeds from the issuance of the Series G Debentures were used to call for redemption, during April 1999, all of the Company's outstanding Preferred Stock and Preference Stock, as discussed above.

As a result of the Merger Agreement, it is expected that all of the outstanding Common Stock, $5 par value, of the Company (the "Common Stock") will cease to be outstanding at the Effective Time of the Merger. At the Effective Time of the Merger, each share of the Company's Common Stock will be cancelled and converted into the right to receive the Merger Consideration price of $58.50 per share.

The Company's Dividend Reinvestment and Stock Purchase Plan (the "DRP") and the Employee Stock Purchase and Dividend Reinvestment Plan (the "ESPP") (together, the "Plans"), provide for the reinvestment of dividends and the investment of optional cash payments in shares of Common Stock, which can, at the option of the Company, be either shares of original issue Common Stock or Common Stock purchased on the open market by the agent under the Plans. Because the effective date of the Merger could occur in early May, the Company notified ESPP participants on April 2, 1999 that optional cash payments under the ESPP were discontinued on and after April 1, 1999 and that dividends payable on May 1, 1999 on shares of Common Stock held under the ESPP were not expected to be reinvested to purchase additional shares of Common Stock. DRP participants were notified on April 6, 1999, that optional cash payments were discontinued after April 8, 1999 and that dividends payable on May 1, 1999 on all shares held under the DRP would be paid by check and not reinvested in shares of Common Stock. It is expected that both Plans will be terminated at or after the effective date of the Merger

                              REGULATORY ACTIVITIES

PROPOSED MERGER WITH CONSOLIDATED EDISON, INC.

Reference is made to Item 1, Business, under the caption "Merger with Consolidated Edison, Inc." in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for information regarding the various regulatory bodies which must approve the Merger.

On April 1, 1999, the NJBPU issued an order approving the Merger Agreement subject to certain conditions, including the following: (1) the Company must file a cost allocation manual with the NJBPU by January 1, 2000; (2) net merger savings will be allocated between ratepayers and shareholders on a 75%/25% basis; (3) costs to achieve the Merger will be amortized by RECO over a ten year period effective May 1, 1999; (4) upon consummation of the Merger, RECO will reduce its electric base rates by $1.434 million or 1.05%, which represents 75% of the average annual net merger savings allocated to RECO over the first four years following the consummation of the Merger; (5) this electric base rate decrease will be applied on an equal percentage basis across all rate classes and shall be counted towards the percentage rate reduction required by the restructuring legislation signed into law on February 9, 1999; and(6) simultaneous with the merger related base rate decrease, RECO will increase its deferred fuel balance recovery component of its Levelized Energy Adjustment Charge ("LEAC") rate by a dollar amount equal to that of the base rate decrease, resulting in no decrease in the overall level of rates billed to customers. The NJBPU also found that there will be no adverse impact on competition as a result of the Merger. On April
15, 1999, RECO submitted a letter to the NJBPU advising them of its plan to implement the NJBPU's order by utilizing accounting entries to reduce the LEAC deferred balance without the need to reduce rates, RECO has not received any objection to its plan.

On March 8, 1999, the Company, CEI, the staff of the New York Department of Public Service (the "NYPSC Staff") and several other parties submitted a settlement agreement in the Merger proceeding to the NYPSC ("Settlement Agreement"). The Settlement Agreement provides for the approval of the Merger Agreement subject to certain conditions, including the following: (1) On December 1, 1999, the Company will reduce its electric base rates by $5.8 million, or 1.9%; (2) The Company will not seek to effectuate an increase in its base electric rates prior to January 1, 2003; (3) The Company's electric operations will no longer be subject to an earnings sharing mechanism which currently requires sharing with electric customers equity returns in excess of 11.4%; (4) the Company will reduce its gas base rates by $1.0 million, or 0.7%, effective in the month following consummation of the Merger; and (5) The Company will withdraw its December 1998 gas rate filing upon consummation of the Merger and may not file to increase its gas rates prior to December 1, 1999.

On April 2 and April 14, 1999, the NYPSC issued orders authorizing the Merger and adopting the Settlement Agreement.

The Company has also received approval to complete the Merger from the PAPUC. The PAPUC settlement agreement, which was approved by an Administrative Law Judge ("ALJ") and the PAPUC, allows the Company to retain all merger savings, net of costs to achieve, until its next electric and gas rate case at which time the treatment of net merger savings will be determined.

Approvals from the Department of Justice and the Securities and Exchange Commission are pending.

NEW YORK COMPETITIVE OPPORTUNITIES PROCEEDING

Reference is made to Item 3, Legal Proceedings, under the caption "New York Competitive Opportunities Proceeding" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of the NYPSC's Competitive Opportunities Proceeding.

On August 13, 1998, the Company, NYPSC Staff and interested parties reached an agreement to establish production related revenue requirements for the purposes of unbundling the Company's electric tariffs in the revenue requirement phase of the New York Unbundling proceeding. On September 18, 1998, a settlement concerning the rate design and all other issues had been reached as well. Settlements were submitted to an ALJ for review. The NYPSC approved the settlement agreements by Order issued February 4, 1999. As a result, unbundled rates will become effective on May 1, 1999.

As provided for in the Settlement Agreement in Case 96-E-0900, the Company has commenced the process of divesting its generating assets. Final bids were submitted and on November 24, 1998, the Company and CEI executed Asset Sales Agreements ("ASAs") with affiliates of Southern Energy, Inc. The companies have filed petitions for the approval of the asset sale with the FERC, the NYPSC, the NJBPU and the PAPUC. All regulatory approvals are expected in May 1999, but could encounter some delay. In accordance with approved agreements in New York and Pennsylvania, the Company is allowed to retain for shareholders a portion of the gain on the sale of the generating assets. The final amount of any gain retained by shareholders will be determined after the closing date and recorded on the Company's financial statements after all regulatory approvals are received. In addition, the Company has a proposal before the NJBPU for shareholder retention of 25% of any gain applicable to New Jersey operations.

NEW JERSEY ENERGY MASTER PLAN

Reference is made to Item 3, Legal Proceedings, under the caption "New Jersey - Energy Master Plan" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for information regarding the NJBPU order "Adopting and Releasing Final Report in its Energy Master Plan Phase II Proceeding to Investigate the Future Structure of the Electric Power Industry (Docket No. EX 94120585Y)." The Order required RECO and other New Jersey investor owned electric utilities each to file unbundled rates, a stranded cost proposal and a restructuring plan.

RECO made such filings and hearings on RECO's unbundled rates and stranded cost filings were held before an ALJ while hearings on the restructuring filing were held before the NJBPU. Legislation was passed in New Jersey on February 9, 1999 which provides the NJBPU the requisite authority to make generation a competitive service. The legislation provides for (1) the implementation of full retail access for all customers by August 1, 1999, and (2) a reduction in aggregate rate levels for each customer class of at least 10% relative to the aggregate level of bundled rates in effect as of April 30, 1997. the NJBPU may allow the 10% reduction to be phased in over 36 months, provided that the electric utility shall implement a reduction in rates of at least 5% effective with the implementation of customer choice. The maximum level of reduction must be maintained at least until the 48th month following the starting date for implementation of full retail access. In its filings to the NJBPU, the Company proposed a reduction in revenues net of fuel, purchase power and taxes of 5%. The Company expects to enter settlement negotiations in May, 1999 to develop a specific plan for complying with the legislation. It is not possible to predict the outcome of the NJBPU proceedings or its effect, if any, on the Company's consolidated financial position or results of operations.

                                YEAR 2000 UPDATE

Since 1996, the Company has been working to address Year 2000 ("Y2K") issues. Y2K issues arise as a result of a computer programming standard that traditionally recorded a year as two digits (e.g., 99) rather than four digits (e.g., 1999). With the change in the century, software and embedded chip technology that use a two-digit field to record a year may malfunction or provide inaccurate results.

Overall responsibility for the Company's Y2K efforts resides with an Executive Sponsorship Committee ("Committee") which monitors the Company's Y2K progress and is responsible for ensuring that appropriate plans are implemented and adequate resources are available. The Committee includes several members of senior management. The Chairperson of the Committee periodically reports to the Company's Board of Directors on Y2K issues.

The Company has developed a Y2K Plan ("Y2K Plan")which details the actions the Company is taking to mitigate the impact of the century change. The Company believes that with the full implementation of its Y2K Plan, the possibility of significant Y2K problems will be greatly reduced, if not eliminated. However, the failure of the Company, or one or more of the Company's key suppliers or vendors, to correct a material Y2K problem could result in the interruption of service to customers or the failure of certain normal business operations. Accordingly, the Company is unable to determine at this time whether Y2K issues will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

In accordance with its Y2K Plan, the Company has completed an inventory and assessment of its information technology and embedded technology and prioritized such inventoried technology as either Mission Critical or Business Critical. Pursuant to the definitions adopted by the Company, the malfunction of a Mission Critical system or device could directly contribute to the interruption of electric or gas service or could adversely affect the safety of the general population and/or employees. Similarly, the malfunction of a Business Critical system or device could directly contribute to the loss of a department's capability to perform its function (e.g., customer service, accounting). Consistent with the target date established for the energy industry, the Company's Mission Critical systems/devices will be Y2K ready by July 1, 1999, and its Business Critical systems/devices will be Y2K ready by October 1, 1999.

The Company has evaluated and replaced various computer applications, including its electric and gas Energy Management Systems, Customer Information Management System, Fixed Asset System and other core accounting and management systems. This effort was undertaken to provide additional functionality, automated processing, and improved access to information, as well as to address Y2K issues. The Company's remaining computer applications and hardware have been remediated and approximately 35% of the integrated testing has been completed as of March 31, 1999.

As noted above, an inventory and assessment of embedded technology throughout the Company has been completed. The assessment indicates that a relatively small number of critical systems require further testing or remediation. These embedded chips have been substantially remediated and the Company expects to meet the targeted completion dates of July 1, 1999 and October 1, 1999 for Mission and Business Critical systems, respectively.

The Company's systems may be vulnerable to its critical suppliers should such suppliers themselves not be Y2K ready. The Company has identified and contacted its critical suppliers, including those which supply telecommunication services, coal, oil or natural gas and electricity. Each supplier is required to provide assurance that they are taking appropriate steps to address Y2K issues.

The Company is working with the New York Power Pool("NYPP") and the North American Electric Reliability Council to ensure that appropriate steps are being taken to address the reliability of the power grid. The Company and utilities across the nation successfully participated in a drill designed to test contingency communication networks on April 9, 1999. The drill simulated the partial loss of voice and data communications between the NYPP, the Company's Energy Control Center, power plants and critical substations and required participants to utilize two-way radios and cellular telephones to transmit readings which ordinarily are transmitted instantaneously via computers.

The Company has procedures in place should a system failure occur. The Company is developing contingency plans based on the results of its testing and critical supplier assessments and is reviewing existing emergency plans and procedures which will be modified as appropriate to address Y2K-specific issues. Contingency plans for Mission Critical systems and suppliers will be completed by July 1, 1999, and for Business Critical systems by October 1, 1999.

The total estimated cost to execute the Company's Y2K Plan is approximately $8.5 million, of which approximately $5.2 million has been incurred through March 31, 1999. These expenditures include costs related to the replacement of certain core accounting systems so as to provide enhanced functionality while also addressing Y2K issues; however, such expenditures do not include costs related to other systems that were replaced in the normal course of business for operating reasons, even though such replacement also addressed Y2K issues. The Company has and will continue to fund these costs from the operations of the Company.

                              QUARTERLY COMPARISON

RESULTS OF OPERATIONS

The Company's consolidated earnings per average common share outstanding for the first quarter of 1999 amounted to $0.85 per share as compared to $0.97 per share for the first quarter of 1998. The lower earnings reflect increased operation and maintenance expenses including higher depreciation and taxes, higher electric distribution maintenance, the costs associated with the Company's customer information system and the timing of scheduled overhauls of electric generation facilities compared with the same period a year ago.

ELECTRIC AND GAS REVENUES

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $18.1 million during the first quarter of 1999 as compared to the same quarter of 1998, as a result of higher electric and gas sales and higher fuel cost recoveries.

Electric operating revenues during the current quarter were $108.9 million as compared to $106.1 million for the first quarter of 1998, an increase of $2.8 million.

Actual total sales of electric energy to retail customers during the first quarter of 1999 were 1,165,257 megawatt hours ("Mwh"), compared with 1,129,511 Mwh during the comparable period a year ago. Revenues associated with these sales were $106.3 million during the current quarter compared to $101.7 million during the first quarter of 1998. This increase in revenue was the result of higher sales and higher fuel cost recoveries. Sales to other utilities for the first quarter of 1999 amounted to 36,830 Mwh with revenues of $0.8 million compared to 120,977 Mwh and $3.4 million in 1998. Revenue from these sales are primarily a recovery of costs, and under the applicable tariff regulations, have a minimal impact on earnings.

Gas operating revenues during the current quarter were $74.1 million compared to $58.8 million for the first quarter of 1998, an increase of $15.3 million. This increase is primarily the result of an increase in demand and the timing of fuel cost recoveries.

Sales of gas to firm customers during the first quarter of 1999 totaled 9,461 million cubic feet ("Mmcf"), compared with 7,860 Mmcf during the same period a year ago. The sales increase was the result of colder winter weather (and an increase in average customer usage.) Gas revenues from firm customers were $69.2 million, compared with $54.7 million in the first quarter of 1998. The level of revenues from gas sales in New York is subject to a weather normalization clause that requires recovery from or refund to firm customers of shortfalls or excesses of firm net revenues greater than 2.2% during a heating season due to variation from normal weather (which is the basis for projecting base tariff requirements). Interruptible gas sales were 937 Mmcf for the first quarter of 1999 compared to 873 Mmcf for the same period of 1998. Revenues from interruptible customers were $3.1 million for the first quarter of 1999 compared to $2.9 million for the first quarter of 1998.

FUEL, PURCHASED ELECTRICITY AND PURCHASED GAS COSTS

The cost of fuel used in the production of electricity and purchased electricity costs remained relatively unchanged during the first quarter of 1999 when compared to the same quarter of 1998.

Purchased gas costs were $42.1 million in the first quarter of 1999 compared to $31.0 million in 1998, an increase of $11.1 million. This increase in gas costs is attributable to the higher volume of gas purchased for resale and higher gas cost recoveries.

OTHER OPERATING AND MAINTENANCE EXPENSES

The Company's total operating expenses excluding fuel, purchased power and gas purchased for resale for the first quarter of 1999 increased by $7.7 million compared with the same period in 1998. Utility operating expenses increased $7.4 million. Diversified operations expenses increased by $0.3 million.

The increase in utility operating expenses is primarily the result of higher depreciation and amortization expenses of $1.0 million, higher taxes other than income taxes of $0.9 million, higher maintenance expenses of $1.7 million and an increase in other operation expenses of $2.9 million, of which $0.8 million represents regulatory amortizations that have no net earnings impact. Depreciation and amortization expense increased due to the amortization of the corporate financial and customer information systems that were placed in service during 1998 as well as normal plant additions. Taxes other than income taxes increased primarily due to higher property taxes. The increase in maintenance expense is the result of higher electric and gas distribution maintenance and the timing of scheduled overhauls at the generating facilities when compared to the same period a year ago. The increase in other operation expenses is due mainly to higher administrative and general expenses, including maintenance costs associated with the Company's customer information system.

DIVERSIFIED ACTIVITIES

The Company's diversified activities consist of energy services and land development businesses conducted through wholly-owned non-utility subsidiaries.

Losses from diversified activities were $(0.5)million in the first quarter of 1999 compared with $(0.1) million in the same period a year ago. These results were partially due to the costs associated with closing Palisades Energy Services, Inc. ("Palisades"), an indirect wholly owned subsidiary of the Company, in anticipation of the Merger. No additional charges to income will occur as a result of closing Palisades.


OTHER INCOME, DEDUCTIONS AND INTEREST CHARGES - NET

Other income, net of interest charges and other deductions, decreased by $0.7 million during the first quarter of 1999 when compared to the same quarter of 1998. This decrease is primarily the result of lower interest income from accrued carrying costs on certain regulatory assets.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3, Legal Proceedings, under the caption "Environmental Litigation and Administrative Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for a discussion regarding the Company's former Manufactured Gas Plant ("MGP") sites.

Preliminary Site Assessment ("PSA") reports for two former MGP sites located in Middletown and Port Jervis, New York showed varying degrees of contamination at these sites. As a result, the Company and the New York State Department of Environmental Conservation ("NYDEC") have executed a Consent Order, dated as of March 11, 1999, to conduct a remedial investigation and feasibility study ("RI/FS") at these two sites. This Consent Order also provides for any necessary remediation at these two sites as well as the four former MGP sites covered by the Consent Order dated as of September 29, 1998.

The Company and the NYDEC have executed a Consent Order, dated as of March 11, 1999, to conduct a PSA and, if required, an RI/FS and any necessary remediation at the former MGP site located in Nyack, New York. The Company has also executed an access agreement with the owner of this site.

The Company is unable at this time to estimate the total costs to be incurred at the seven former MGP sites.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements in this Form 10-Q Quarterly Report with respect to the financial condition, results of operations and business of the Company in the future, which involve certain risks and uncertainties. Forward-looking statements are included in Item I of Part I in the Notes to Consolidated Financial Statements and in Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions "Capital Resources and Liquidity," "Regulatory Activities," and "Year 2000 Update" and "Quarterly Comparison." Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in laws, regulations or regulatory policies, uncertainties relating to the ultimate outcome of the Merger and the sale of the Company's generating assets, the outcome of certain assumptions made in regard to Year 2000 (Y2K) issues and other uncertainties. For all of those statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  27 - Financial Data Schedule.

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




                                          ORANGE AND ROCKLAND UTILITIES, INC.
                                                       (Registrant)



Date:  April 30, 1999                     By  ROBERT J. McBENNETT
                                              ------------------------
                                              Robert J. McBennett
                                              Treasurer





Date:  April 30, 1999                     By  EDWARD M. McKENNA
                                              -------------------------
                                              Edward M. McKenna
                                              Controller