Form 10-Q
period 1999-06-30
ORANGE & ROCKLAND UTILITIES INC
filed 1999-08-13
CIK 74778

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

       X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                                      OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to

                  Commission file number            1-4315


                       ORANGE AND ROCKLAND UTILITIES, INC.
             (Exact name of registrant as specified in its charter)

           New York                                            13-1727729
           --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Blue Hill Plaza, Pearl River, New York                       10965
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

     Consolidated Edison, Inc. ("CEI") owns all issued and outstanding shares of registrant. On July 8, 1999, registrant became a wholly-owned subsidiary of CEI pursuant to an Agreement and Plan of Merger, dated May 10, 1998, by and among registrant, CEI and a subsidiary of CEI.

                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                          ----
PART I.           FINANCIAL INFORMATION
-------           ---------------------

ITEM 1.           Financial Statements

                  Consolidated Balance Sheets (Unaudited) at
                  June 30, 1999 and December 31, 1998                                                      3

                  Consolidated Statements of Income (Unaudited)
                  for the three months and six months ended
                  June 30, 1999 and June 30, 1998                                                          4

                  Consolidated Cash Flow Statements (Unaudited)
                  for the six months ended June 30, 1999
                  and June 30, 1998                                                                        5

                  Notes to Consolidated Financial Statements                                               6

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                            11


PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                       23

ITEM 6.           Exhibits and Reports on Form 8-K                                                        24

SIGNATURES                                                                                                25

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                     ASSETS

                                                           JUNE 30,      DECEMBER 31,
                                                             1999             1998
                                                             ----             ----
                                                            (THOUSANDS OF DOLLARS)
UTILITY PLANT:
Electric                                                 $  639,867       $1,065,912
Gas                                                         254,378          246,845
Common                                                      104,149          103,064
                                                         ----------       ----------
     Utility Plant in Service                               998,394        1,415,821
Less accumulated depreciation                               335,769          498,652
                                                         ----------       ----------
     Net Utility Plant in Service                           662,625          917,169
Construction work in progress                                30,047           34,401
                                                         ----------       ----------
     Net Utility Plant                                      692,672          951,570
                                                         ----------       ----------

NON-UTILITY PROPERTY:
Non-utility property                                          6,790            7,780
Less accumulated depreciation, depletion
     and amortization                                         3,338              252
                                                         ----------       ----------
     Net Non-utility Property                                 3,452            7,528
                                                         ----------       ----------

CURRENT ASSETS:
Cash and cash equivalents                                    65,151            5,643
Temporary cash investments                                  217,268              500
Customer accounts receivable, less allowance for
     uncollectible accounts of $6,700 and $3,686             59,526           57,095
Accrued utility revenue                                      27,767           28,489
Other accounts receivable, less allowance for
     uncollectible accounts of $1,348 and $286               19,766           16,173
Materials and supplies (at average cost)                     11,256           34,161
Prepaid property taxes                                        6,968           22,768
Prepayments and other current assets                         38,364           30,019
                                                         ----------       ----------
     Total Current Assets                                   446,066          194,848
                                                         ----------       ----------

DEFERRED DEBITS:
Income tax recoverable in future rates                       42,212           79,966
Deferred revenue taxes                                       10,947           11,915
Deferred pension and other postretirement benefits           45,971            4,097
IPP settlement costs                                            639            5,330
Unamortized debt expense (amortized over term
     of securities)                                          11,179           10,840
Other deferred debits                                        38,330           52,748
                                                         ----------       ----------
     Total Deferred Debits                                  149,278          164,896
                                                         ----------       ----------


         TOTAL                                           $1,291,468       $1,318,842
                                                         ==========       ==========



        The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         CAPITALIZATION AND LIABILITIES

                                                           JUNE 30,        DECEMBER 31,
                                                             1999            1998
                                                             ----            ----
                                                             (THOUSANDS OF DOLLARS)
CAPITALIZATION:
Common stock (13,529,931 & 13,519,988 shares
     outstanding)                                       $    67,650        $    67,599
Premium on capital stock                                    132,221            132,321
Capital stock expense                                        (5,392)            (6,045)
Retained earnings                                           160,298            186,520
                                                        -----------        -----------
     Total                                                  354,777            380,395
                                                        -----------        -----------
Long-term debt                                              301,476            357,156
                                                        -----------        -----------
     Total Capitalization                                   656,253            737,551
                                                        -----------        -----------

NON-CURRENT LIABILITIES:
Reserve for claims and damages                                5,501              4,078
Provision for rate refunds                                   26,830              1,223
Postretirement benefits                                      43,617              9,759
Pension costs                                                31,186             47,481
                                                        -----------        -----------
     Total Non-current Liabilities                          107,134             62,541
                                                        -----------        -----------

CURRENT LIABILITIES:
Notes payable and obligations due within one year           165,204            150,740
Preferred and Preference stock to be redeemed
 within one year                                                  0             43,516
Accounts payable                                             77,110             60,573
Accrued Federal income and other taxes                       72,064                 22
Deferred fuel costs                                          14,878              6,609
Refunds to customers                                          7,131              4,838
Other current liabilities                                    19,023             18,055
                                                        -----------        -----------
     Total Current Liabilities                              355,410            284,353
                                                        -----------        -----------

DEFERRED TAXES AND OTHER:
Deferred Federal income taxes                               109,204            197,698
Deferred investment tax credits                               7,571             13,654
Other deferred credits                                       55,896             23,045
                                                        -----------        -----------
     Total Deferred Taxes and Other                         172,671            234,397
                                                        -----------        -----------


         TOTAL                                          $ 1,291,468        $ 1,318,842
                                                        ===========        ===========



        The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                              THREE MONTHS                        SIX MONTHS
                                                               ENDED JUNE 30,                     ENDED JUNE 30,
                                                            1999             1998             1999            1998
                                                         --------------------------------------------------------------
                                                                            (THOUSANDS OF DOLLARS)
OPERATING REVENUES:
Electric                                                 $ 115,409        $ 115,748        $ 224,323        $ 221,844
Gas                                                         26,485           23,602          100,553           82,428
                                                         ---------        ---------        ---------        ---------
     Total Utility Revenues                                141,894          139,350          324,876          304,272
Diversified Activities                                         543              199              616              358
                                                         ---------        ---------        ---------        ---------
     Total Operating Revenues                              142,437          139,549          325,492          304,630
                                                         ---------        ---------        ---------        ---------
OPERATING EXPENSES:
Operations:
     Fuel used in electric production                       23,960           25,875           43,589           42,149
     Electricity purchased for resale                       10,384           10,183           23,064           26,170
     Gas purchased for resale                               14,981           12,510           57,044           43,465
     Other expenses of operation                            66,109           34,146          103,732           68,371
Maintenance                                                  9,653           10,737           18,610           18,029
Depreciation and amortization                                9,733            8,740           19,221           17,301
Taxes other than income taxes                               21,458           21,532           46,255           45,336
Federal income taxes                                        (4,712)           3,114            2,493            9,615
                                                         ---------        ---------        ---------        ---------
     Total Operating Expenses                              151,566          126,837          314,008          270,436
                                                         ---------        ---------        ---------        ---------

INCOME FROM OPERATIONS                                      (9,129)          12,712           11,484           34,194
                                                         ---------        ---------        ---------        ---------
OTHER INCOME AND (DEDUCTIONS):
Allowance for other funds used during construction               6                6               15                3
Other - net                                                 (1,789)              27           (1,954)             648
Taxes other than income taxes                                 (201)             (68)            (158)            (138)
Federal income taxes                                          _188              143              330               92
                                                         ---------        ---------        ---------        ---------
Total Other Income and(Deductions)                          (1,796)             108           (1,767)             605
                                                         ---------        ---------        ---------        ---------

INCOME BEFORE INTEREST CHARGES                             (10,925)          12,820            9,717           34,799
                                                         ---------        ---------        ---------        ---------

INTEREST CHARGES:
Interest on long-term debt                                   6,734            6,016           12,801           11,961
Other interest                                               1,832            1,927            3,945            4,484
Amortization of debt premium, expense-net                      304              285              599              568
Allowance for borrowed funds used
     during construction                                       (70)            (484)            (118)          (1,094)
                                                         ---------        ---------        ---------        ---------
     Total Interest Charges                                  8,800            7,744           17,227           15,919
                                                         ---------        ---------        ---------        ---------
NET INCOME (LOSS)                                          (19,725)           5,076           (7,510)          18,880
Preferred and preference stock requirements                    187              699              886            1,399
                                                         ---------        ---------        ---------        ---------
Earnings (Loss) applicable to common stock               $ (19,912)       $   4,377        $  (8,396)       $  17,481
                                                         =========        =========        =========        =========
Avg. number of common shares
     outstanding (000's)                                    13,530           13,519           13,526           13,520
                                                         =========        =========        =========        =========
Earnings (Loss) Per Average Common Share
     Outstanding                                         $   (1.47)       $     .32        $    (.62)       $    1.29
                                                         =========        =========        =========        =========
Dividends declared per common share outstanding          $    1.29        $    1.29        $    1.94        $    1.94
                                                         =========        =========        =========        =========


The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CASH FLOW STATEMENTS (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        1999            1998
                                                                        ----            ----
                                                                        (THOUSANDS OF DOLLARS)
CASH FLOW FROM OPERATIONS:
Net income (loss)                                                     $  (7,510)       $  18,880
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                       18,932           17,076
     Deferred Federal income taxes                                      (17,450)             776
     Deferred investment tax credit                                      (6,083)            (385)
     Deferred and refundable fuel and gas costs                          11,688             (671)
     Allowance for funds used during construction                          (133)          (1,098)
     Other non-cash charges                                                 577               78
     Changes in certain current assets and liabilities:
         Accounts receivable (net) and accrued utility revenues          (5,302)          20,612
         Materials and supplies                                           5,721            7,566
         Prepaid property taxes                                          15,800            9,108
         Prepayments and other current assets                            (8,345)         (16,841)
         Operating accounts payable                                      16,537           (9,501)
         Accrued Federal Income and other taxes                          (7,696)            (867)
         Accrued interest                                                 1,606              185
         Refunds to customers                                             2,293              627
         Other current liabilities                                       10,908           (4,425)
     Pension liability                                                  (14,311)             443
     Other-net                                                           41,326              508
                                                                      ---------        ---------
     Net Cash Provided from Operations                                   58,558           42,071
                                                                      ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Additions to plant                                                      (18,211)         (21,740)
Net proceeds from the sale of the electric generating assets            339,272               --
Temporary cash investments                                                   --               --
Allowance for funds used during construction                                133            1,098
                                                                      ---------        ---------
     Net Cash Provided By (Used In) Investing Activities                321,194          (20,642)
                                                                      ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from:
     Issuance of long-term debt                                          45,000               --
   Issuance of capital lease obligations                                     --               --
Retirements of:
     Common stock                                                            --           (3,225)
     Preference and preferred stock                                     (43,516)              --
     Long-term debt                                                      (2,341)             (19)
     Capital lease obligations                                           (1,472)             (79)
Net borrowings (repayments) under
     short-term debt arrangements*                                      (82,403)           4,285
Dividends on preferred and common stock                                 (18,744)         (18,857)
                                                                      ---------        ---------
Net Cash Used in Financing Activities                                  (103,476)         (17,895)
                                                                      ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 276,276            3,534
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          6,143            3,513
                                                                      ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 282,419        $   7,047
                                                                      =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest, net of amounts capitalized                             $  14,224        $  15,729
     Federal income taxes                                             $  11,000        $  14,500


*Debt with maturities of 90 days or less

The accompanying notes are an integral part of these statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. On May 10, 1998, Orange and Rockland Utilities, Inc. (the "Company"), Consolidated Edison, Inc. ("CEI") and C Acquisition Corp., a wholly owned subsidiary of CEI ("Merger Sub"), entered into an Agreement and Plan of Merger ("Merger Agreement") providing for a merger transaction among the Company, CEI and the Merger Sub. The Merger became effective on July 8, 1999 when the Merger Sub merged with and into the Company (the "Merger") and the Company became the surviving corporation and a wholly-owned subsidiary of CEI. As provided in the Merger Agreement, all of the Company's then outstanding Common Stock, $5 par value, was converted into the right to receive the merger consideration and each of the 1,000 issued and outstanding shares of the Merger Sub Common Stock, $.01 par value, was converted into one share of the Company's Common Stock, $5 par value. For accounting purposes, the Merger is being deemed by the Company to have been effective July 1, 1999.


2. The consolidated balance sheet as of June 30, 1999, the consolidated statements of income for the three month and six month periods ended June 30, 1999 and 1998, and the consolidated cash flow statements for the six month periods then ended have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments and certain adjustments related to the Merger) necessary to fairly present the financial position and results of operations at June 30, 1999, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1998 have been derived from audited financial statements.


3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements, notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the review of the Company's results of operations and financial condition and the notes to consolidated financial statements included in the Company's December 31, 1998 Annual Report to Shareholders, which material is incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results of operations for the full year.

4. The consolidated financial statements include the accounts of the Company, all subsidiaries and the Company's pro rata share of an unincorporated joint venture. All inter-company balances and transactions have been eliminated.

5. Contingencies at June 30, 1999 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1998 Annual Report to Shareholders, which material is incorporated by reference to the Company's December 31, 1998 Form 10-K Annual Report, and in Item 3, Legal Proceedings of the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998, except changes in the status of regulatory matters which are updated in Part I, Item 2 under the caption "Regulatory Activities" and the status of certain Legal Proceedings which are updated in Part II, Item 1, "Legal Proceedings".

6. The Merger resulted in liabilities for contractual termination benefits, workforce reductions and curtailment losses under employee benefit plans triggered by the consummation of the business combination. Statement of Financial Accounting Standards No. 88 ("SFAS No. 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," applies to any employer that offers benefits to employees in connection with their termination of employment. In accordance with Emerging Issues Task Force 96-5, "Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of a Business Combination," the Company recognized SFAS No. 88 costs as of June 30, 1999. At June 30, 1999 the charge to income for these costs was approximately $20.9 million.

7. On November 24, 1998, the Company entered into four separate Asset Sales Agreements ("ASAs") with subsidiaries of Southern Energy, Inc. (collectively, with its subsidiaries, "Southern Energy"), a subsidiary of The Southern Company, for the sale of all of the Company's electric generating assets, including the two-thirds interest in the Bowline Point generating facility owned by Consolidated Edison Company of New York, Inc. The sales were completed on June 30, 1999.

The total gross proceeds from the sale amounted to approximately $486.2 million, of which approximately $349.3 million was attributable to the Company and approximately $136.9 million was attributable to Con Edison for its two-thirds ownership share of the Bowline Point Plant. The net book value of the Company's generating facilities sold was approximately $258.2 million, and the value of certain fuel and other plant inventory included in the sale was approximately $17.2 million for a total combined net book value of assets sold of $275.4 million. After deducting approximately $7.1 million of direct selling costs and approximately $11.3 million of employee retraining, retention and severance pay, the pre-tax gain on the sale amounted to approximately $55.5 million. The provision for income taxes-net amounted to approximately $40.8 million, and the net gain on the sale was, therefore, approximately $14.7 million. As required by regulatory orders approving the sale, the net gain from the sale was deferred pending final review by the New York State Public Service Commission ("NYPSC"), the New Jersey Board of Public Utility Commissioners ("NJBPU") and the Pennsylvania Public Utility Commission ("PAPUC") of the calculation of the gain as well as final disposition of the net gain, and did not, therefore, impact net income. The Company's reported net income for the three months and the six months ended June 30, 1999 were adversely impacted by approximately $3.6 million (before tax) as a result of regulatory adjustments included as part of the NYPSC order approving the sale. These amounts will either reduce previous deferred regulatory assets or will be passed back to customers.

The divestiture triggered curtailment and special termination benefits accounting as required by SFAS No. 88. The Company's Transition Program for its generation employees contains special provisions that allow early vesting and enhancements to the benefit plans for those employees not offered employment or who are involuntarily terminated by the new owner within five years from the date of transfer. The expected costs of these enhancements, together with curtailment costs, is estimated to result in additional pension and post-retirement benefit costs of $1.6 million and $0.8 million, respectively. These estimates are included in the $11.3 million of employee costs in determining the cost of the sale. The Company will retain the pension assets and liabilities as well as the obligation relating to the employees which were employed by the Company prior to the sale. The Company made a $10.0 million settlement payment to Southern Engergy with respect to certain pension calculations and reduced the Company's pension and other post-retirement benefit liability by $10.0 million.


8. In accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company defines its principal business segments as utility (electric and gas) and diversified activities. The diversified segment includes energy services and land development.


THREE MONTHS ENDED JUNE 30,                            1999             1998
                                                    ---------------------------
                                                      (THOUSANDS OF DOLLARS)
Operating Information:
  Operating revenues:
  Sales to unaffiliated customers:
    Electric                                        $ 115,406         $ 115,746
    Gas                                                26,480            23,602
  Other sales:
    Electric                                                3                 2
    Gas                                                     5                 0
      Total Utility Operating Revenues                141,894           139,350
  Diversified activities                                  543               199
        Total Operating Revenues                    $ 142,437         $ 139,549
                                                    ---------         ---------

Operating income before income taxes:
   Electric                                         $  (7,264)        $  17,184
     Gas                                               (6,472)             (928)
      Diversified activities                             (105)             (430)
                                                    ---------         ---------
        Total Operating Income Before
         Income Taxes                               $  13,841)        $  15,826


9. Certain amounts reported for the prior year have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, upon the completion of the Merger on July 8, 1999, became a wholly-owned subsidiary of CEI. This discussion and analysis relates to the June 30, 1999 interim consolidated financial statements of the Company and its subsidiaries in Item I, Part 1 of this report and should be read in conjunction with the discussion and analysis in Item 7 of the Company's 1998 Form 10-K. Reference is also made to the Notes to Consolidated Financial Statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.


FINANCIAL CONDITION:

                              FINANCIAL PERFORMANCE

The Company's consolidated earnings per average common share outstanding for the second quarter of 1999 were $(1.47) as compared to $0.32 for the second quarter of 1998. The earnings for the six-month period ended June 30, 1999 and June 30, 1998 was $(0.62) and $1.29, respectively. Earnings for both the quarter and the six month period were significantly impacted by the Merger. Fluctuations within the components of earnings are discussed in the "Results of Operations". The average number of common shares outstanding was 13.5 million for each of these periods.


                         CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1999, the Company and its utility subsidiaries had unsecured bank lines of credit totaling $155.0 million. The Company borrows under the lines of credit through the issuance of promissory notes to the banks. However, the Company primarily utilizes such lines of credit to fully support commercial paper borrowings. The aggregate amount of borrowings through the issuance of promissory notes and commercial paper cannot exceed the aggregate lines of credit. The average daily balance of short-term borrowings for the six months ended June 30, 1999 amounted to $131.5 million at an effective interest rate of 5.1% as compared to $119.7 million at an effective interest rate of 5.9% for the same period of 1998. The average daily balance of temporary cash investments for the six months ended June 30, 1999 was $2.9 million with an effective interest rate of 4.7% compared to $0.6 million at an effective interest rate of 5.2% for the same period of 1998. The non-utility subsidiaries of the Company and of Rockland Electric Company ("RECO"), a wholly owned utility subsidiary of the Company, had no bank lines of credit at June 30, 1999.

The Federal Energy Regulatory Commission ("FERC") regulates the issuance of short-term debt by the Company and by RECO. The Company and RECO have received authorization from FERC sufficient to issue up to $150 million and $15 million, respectively, of short-term debt from time to time through 2001.

The Company's cash position was affected by the sale of the Company's electric generating facilities, which was completed on June 30, 1999. The gross cash proceeds from the sale amounted to $349.3 million. After making an employee-benefit related payment to Southern Energy of approximately $10.4 million and making tax payments related to the sale of approximately $82 million, the Company paid all short-term debt outstanding, as it became due and payable, while investing the proceeds in the interim. At July 31, 1999 the Company had no short-term debt outstanding and temporary cash investments amounted to approximately $123 million.

The Merger Agreement required that the Company call for redemption all of its outstanding Preference Stock and Preferred Stock. The Company's $1.52 Convertible Cumulative Preference Stock, Series A, no par value, the only Preference Stock outstanding, was redeemed on April 6, 1999. All outstanding series of the Company's Cumulative Preferred Stock, par value $100 per share, were redeemed on April 20, 1999. The aggregate redemption price of the Preferred and Preference Stock, including call premiums was $43.5 million.

To fund the redemptions, the Company on March 9, 1999 issued $45 million of 7% Debentures due 2029, Series G (the "Series G Debentures"). The Series G Debentures were sold by means of competitive bid at a price of 98.458%.

REGULATORY ACTIVITIES

MERGER WITH CEI

Reference is made to Item 1, Business, under the caption "Merger with Consolidated Edison, Inc." in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for information regarding the various regulatory bodies from which approval of the Merger was required.

On April 1, 1999, the NJBPU issued an order approving the Merger Agreement subject to certain conditions, including the following: (1) the Company must file a cost allocation manual with the NJBPU by January 1, 2000; (2) net merger savings will be allocated between ratepayers and shareholders on a 75%/25% basis; (3) costs to achieve the Merger will be amortized by RECO over a ten year period effective upon consummation of the Merger; (4) upon consummation of the Merger, RECO will reduce its electric base rates by $1.434 million or 1.05%, which represents 75% of the average annual net merger savings allocated to RECO over the first four years following the consummation of the Merger; (5) this electric base rate decrease will be applied on an equal percentage basis across all rate classes and shall be included in the percentage rate reduction required by the restructuring legislation signed into law on February 9, 1999; and(6) simultaneous with the merger related base rate decrease, RECO will increase its deferred fuel balance recovery component of its Levelized Energy Adjustment Charge ("LEAC") rate by a dollar amount equal to that of the base rate decrease. The NJBPU also found that there will be no adverse impact on competition as a result of the Merger. On April 15, 1999, RECO submitted a letter to the NJBPU advising it of its plan to implement the NJBPU's Order by reducing the LEAC deferred balance without the need to reduce rates. RECO has not received any objection to its plan.

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

On May 13, 1999 the Securities and Exchange Commission issued an order authorizing the completion of the Merger. On July 2, 1999 the Department of Justice announced the resolution of antitrust concerns regarding the Merger.

On July 8, 1999 the Merger was completed.

NEW YORK COMPETITIVE OPPORTUNITIES PROCEEDING

Reference is made to Item 3, Legal Proceedings, under the caption "New York Competitive Opportunities Proceeding" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of the NYPSC's Competitive Opportunities Proceeding.

On August 13, 1998, the Company, NYPSC Staff and interested parties reached an agreement to establish production related revenue requirements for the purposes of unbundling the Company's electric tariffs in the revenue requirement phase of the New York Unbundling proceeding. On September 18, 1998, a settlement concerning the rate design and all other issues had been reached as well. The settlements were submitted to an ALJ for review. The NYPSC approved the settlement agreements by Order issued February 4, 1999. As a result, unbundled rates became effective on May 1, 1999.

As provided for in the Settlement Agreement in Case 96-E-0900, the Company has divested its generating assets. See Note 7 of Notes To Consolidated Financial Statements in Item I, Part 1 of this report.


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

In July 1997, RECO made such filings and hearings on RECO's unbundled rates and stranded cost filings were held before an ALJ while hearings on the restructuring filing were held before the NJBPU. Legislation was passed in New Jersey on February 9, 1999 which provides the NJBPU the requisite authority to make generation a competitive service. The legislation provides for (1) the implementation of full retail access for all customers by August 1, 1999, and
(2) a reduction in aggregate rate levels for each customer class of at least 10% relative to the aggregate level of bundled rates in effect as of April 30, 1997. The NJBPU may allow the 10% reduction to be phased in over 36 months, provided that the electric utility shall implement a reduction in rates of at least 5% effective with the implementation of customer choice. The maximum level of reduction must be maintained at least until the 48th month following the starting date for implementation of full retail access. On July 13, 1999, RECO filed a proposed Plan for Resolution of Proceedings for the Board's consideration in full and final resolution of all issues involved in RECO's fillings. On July 20, 1999, RECO filed a Stipulation of Settlement ("Settlement") by and among RECO and New Jersey Transit which incorporates the Plan for Resolution of Proceedings in its entirety. As required by the legislation, the Settlement provides for a 5% reduction in overall rates effective August 1, 1999 and an additional 6.6% reduction effective August 1, 2002. The additional reduction of 6.6% reflects a reduction of 11.6% from current rates and 10% from rates effective at April 30, 1997 as required by the legislation. The Settlement also separates RECO's rates into the following unbundled charges: a Basic Generation Service Charge/Shopping Credit ("BGS/Shopping Credit"), an Energy Cost Adjustment ("ECA"), a Market Transition Charge ("MTC"), a Delivery Charge and a Societal Benefits Charge ("SBC")for each class of customers served.

On July 28, 1999, the NJBPU issued a Summary Order approving the Settlement with modifications. The rate reductions were modified to provide reductions of 5% effective August 1, 1999, 7% effective January 1, 2001 and 11.6% effective August 1, 2002. Moreover, the residential BGS/Shopping Credit was increased to the fourth year level included in the Settlement with an offsetting reduction in the residential ECA. The additional 2% reduction effective January 1, 2001 will consist in part of an additional permanent reduction to Delivery Charges of $1 million (0.7%) and in part from the implementation of a temporary rate refund consisting of RECO customers' pro-rata share of net divestiture proceeds.

PENNSYLVANIA - COMPETITIVE LEGISLATION

Reference is made to Item 3, Legal Proceedings, under the caption "Pennsylvania
- Competition Legislation" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of the "Electricity Generation Customer Choice and Competition Act". The Company's subsidiary, Pike County Light & Power Company ("Pike") is a Pennsylvania electric and gas utility company.

On July 23, 1998 the PAPUC issued an Order approving the Joint Petition for Complete Settlement of Pike's Proposed Restructuring Plan. This Joint Petition, dated May 15, 1998, was supported by all parties in Pike's electric restructuring proceeding and provides for full retail access for all customers as of May 1, 1999. The settlement provides for the recovery, through a competitive transition charge, of stranded costs relating to non-utility generator ("NUG") contract, other postemployment benefit costs, NUG contract buyout costs previously incurred and deferred fuel costs incurred to May 1, 1999. Pike's share of any net gains from the divestiture of the Company's electric generating facilities will be used to offset stranded costs.
The settlement does not provide for any rate reductions.


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

Overall responsibility for the Company's Y2K efforts resides with an Executive Sponsorship Committee ("Committee") which includes several members of senior management and which monitors the Company's Y2K progress and is responsible for ensuring that appropriate plans are implemented and adequate resources are available.

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

In accordance with its Y2K Plan, the Company has completed an inventory and assessment of its information technology and embedded technology and prioritized such inventoried technology as either Mission Critical or Business Critical. Pursuant to the definitions adopted by the Company, the malfunction of a Mission Critical system or device could directly contribute to the interruption of electric or gas service or could adversely affect the safety of the general population and/or employees. Similarly, the malfunction of a Business Critical system or device could directly contribute to the loss of a department's capability to perform its function (e.g., customer service, accounting). Consistent with the target date established for the energy industry, the Company's Mission Critical systems/devices were Y2K ready as of July 1, 1999, and its Business Critical systems/devices will be Y2K ready by October 1, 1999.

The Company has evaluated and replaced various computer applications, including its electric and gas Energy Management Systems, Customer Information Management System, Fixed Asset System and other core accounting and management systems. This effort was undertaken to provide additional functionality, automated processing, and improved access to information, as well as to address Y2K issues. The Company's remaining computer applications and hardware have been remedied and approximately 64% of the integrated testing has been completed as of June 30, 1999.

As noted above, an inventory and assessment of embedded technology throughout the Company has been completed. The assessment indicates that a relatively small number of critical systems require further testing or remediation. These embedded chips have been substantially remediated and the Company has met the targeted completion dates of July 1, 1999 and will meet the October 1, 1999 for Mission and Business Critical systems, respectively.

The Company's systems may be vulnerable to its critical suppliers should such suppliers themselves not be Y2K ready. The Company has identified and contacted its critical suppliers. Each such supplier has provided assurances that they are taking appropriate steps to address Y2K issues.

The Company is working with the New York Power Pool("NYPP") and the North American Electric Reliability Council to ensure that appropriate steps are being taken to address the reliability of the power grid. The Company successfully participated in a nationwide drill designed to test contingency communication networks on April 9, 1999 and will participate in a second drill on September 9, 1999. The drill will simulate the partial loss of voice and data communications between the NYPP, the Company's Energy Control Center, power plants and critical substations and require participants to utilize two-way radios and cellular and satellite telephones to transmit readings which ordinarily are transmitted instantaneously via computers.

The Company has procedures in place should a system failure occur. The Company has developed contingency plans based on the results of its testing and critical supplier assessments and has reviewed existing emergency plans and procedures which were modified as appropriate to address Y2K-specific issues. Contingency plans for Mission Critical systems and suppliers were completed as of July 1, 1999, and will be completed for Business Critical systems by October 1, 1999.

The total estimated cost to execute the Company's Y2K Plan is approximately $7.5 million, of which approximately $6.5 million has been incurred through June 30, 1999. These expenditures include costs related to the replacement of certain core accounting systems so as to provide enhanced functionality while also addressing Y2K issues; however, such expenditures do not include costs related to other systems that were replaced in the normal course of business for operating reasons, even though such replacement also addressed Y2K issues. The Company has and will continue to fund these costs from the operations of the Company.

                              QUARTERLY COMPARISON

RESULTS OF OPERATIONS

The Company's total consolidated earnings per average common share outstanding for the second quarter of 1999 were $(1.47) as compared to earnings of $0.32 for the second quarter of 1998. This decline is primarily the result of costs associated with the Merger and the divestiture of the Company's generating assets and costs associated with the Company's customer information system, offset by lower taxes compared with the same period a year ago.

ELECTRIC AND GAS REVENUES

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $2.5 million during the second quarter of 1999 as compared to the same quarter of 1998, primarily as a result of increased retail electric and gas sales, offset by regulatory adjustments and lower sales to other utilities.

Electric operating revenues during the current quarter were $115.4 million as compared to $115.7 million for the second quarter of 1998, an decrease of $0.3 million.

Total sales of electric energy to retail customers during the second quarter of 1999 were 1,200,352 megawatt hours ("Mwh"), compared with 1,182,936 Mwh during the comparable period a year ago, an increase of 1.5%. Revenues from these sales were $116.0 million for the second quarter of 1999 compared with $110.4 million for the same period in 1999. Sales to other utilities for the second quarter of 1999 amounted to 71,400 Mwh with revenues of $1.9 million compared to 198,585 Mwh and $4.7 million in 1998. Revenue from these sales are primarily a recovery of costs, and under the applicable tariff regulations, have a minimal impact on earnings.

Gas operating revenues during the second quarter of 1999 were $26.5 million compared to $23.6 million for the second quarter of 1998, a increase of $2.9 million. This increase is primarily the result of a increase in the volume of gas sold and the timing of fuel cost recoveries.

Sales to firm customers totaled 3,023 million cubic feet ("Mmcf"), compared with 2,878 Mmcf during the same period a year ago, an increase of 5%. Gas revenues from firm customers were $23.1 million, compared with $20.3 million in the second quarter of 1998. The level of revenues from gas sales in New York is subject to a weather normalization clause that compares actual gas heating season sales levels as measured by heating degree days to the number of forecasted degree days used to establish gas base revenue requirements. Interruptible gas sales were 1,178 Mmcf for the second quarter of 1999 compared to 696 Mmcf for the same period of 1998. Revenues from interruptible customers were $2.6 million in 1999 compared to $2.3 million in 1998.

FUEL, PURCHASED ELECTRICITY AND PURCHASED GAS COSTS

The cost of fuel used in the production of electricity and purchased electricity costs amounted to $34.3 million for the second quarter of 1999 compared to $36.1 million for the second quarter of 1998, a decrease of $1.8 million. This decrease reflects lower sales to other utilities and lower fuel cost recoveries, offset by the change in fuel prices.

Purchased gas costs for utility operations were $15.0 million in the second quarter of 1999 compared to $12.5 million in 1998, an increase of $2.5 million. This increase in gas costs is attributable to the higher volume of gas purchased for resale to satisfy the higher demand in the current period.

OTHER OPERATING AND MAINTENANCE EXPENSES

The Company's total operating and maintenance expenses excluding fuel, purchased power and gas purchased for resale for the second quarter increased by $24.0 million compared with the same period in 1998. Utility operating expenses increased $23.9 million of which $21.7 was attributable to the costs associated with the Merger. Diversified operating expenses increased by $0.1 million.

The increase in utility operating expenses is the result of costs associated with the Merger (includes employee severance, pension costs, etc.), higher depreciation expense due to normal plant additions and the amortization of the Company's customer accounting system, offset by a decrease in Federal income tax.

DIVERSIFIED ACTIVITIES

The Company's diversified activities consist of energy services and land development conducted through wholly owned non-utility subsidiaries.

Revenues from diversified activities were $543,407 for the second quarter of 1999 compared with approximately $199,000 a year ago. This increase is the result of land sales within the current period.


OTHER INCOME, DEDUCTIONS AND INTEREST CHARGES - NET

Other income, net of interest charges and other deductions, decreased by $3.0 million during the second quarter of 1999 when compared to the same quarter of 1998 due primarily to the write-down of assets to fair market value in diversified operations.

                             YEAR TO DATE COMPARISON

RESULTS OF OPERATIONS

Earnings per average common share outstanding for the first half of 1999 amounted to $(0.62) per share as compared to $1.29 per share for the first six months of 1998. The decrease in the first six months of 1999 when compared to the same period of 1998 primarily reflects various valuations and regulatory adjustments related to the Merger and the divestiture of the Company's generating assets.


ELECTRIC AND GAS REVENUES

Electric and gas operating revenues, including fuel cost and purchased gas cost recoveries, increased by $20.6 million in the first six months of 1999 as compared to the same period of 1998.

Electric operating revenues during the current period were $224.3 million as compared to $221.8 million for the first six months of 1998, an increase of $2.5 million.

Total sales of electric energy to retail customers during the first six months of 1999 were 2,365,609 Mwh, compared to 2,312,447 Mwh during the comparable period a year ago, an increase of 2.3%. This increase is attributable to warmer than normal weather when compared to the same period a year ago. Revenues from these sales during the first six months of 1999 were $222.3 as compared to $212.0 for the same period in 1998. Sales to other utilities for the first six months of 1999 amounted to 108,230 Mwh with revenues of $2.7 million compared to 319,563 Mwh and $8.1 million in 1998. Revenue from these sales are primarily a recovery of costs and under the applicable tariff regulations, have a minimal impact on earnings.

Gas operating revenues during the first six months of 1999 were $100.6 million compared to $82.4 million for the first six months of 1998, an increase of $18.2 million. Revenues increased due to fuel cost recoveries and higher sales volumes when compared to the same period a year ago.

Sales to firm customers during the first six months of 1999 totaled 12,484 Mmcf, compared with 10,738 Mmcf during the same period a year ago, an increase of 16.3%. Gas revenues from firm customers were $92.3 million, compared with $74.9 million in the first six months of 1998. The level of revenues from gas sales in New York is subject to a weather normalization clause that compares actual gas heating season sales levels as measured by heating degree days to the number of forecasted degree days used to establish gas base revenue requirements.

FUEL, PURCHASED ELECTRICITY AND PURCHASED GAS COSTS

The cost of fuel used in the production of electricity and purchased electricity costs decreased by $1.7 million during the first six months of 1999 when compared to the same period of 1998. This decrease reflects a decrease volume requirements (including Sales for Resale) and the lower fuel cost recoveries, offset by the increase in the cost of fuel and purchased power.

Purchased gas costs were $57.0 million in the first six months of 1999 compared to $43.5 million in 1998, an increase of $13.6 million. This increase in gas costs is attributable to a higher volume of gas purchased for resale and the higher gas costs recoveries offset by lower price of gas purchases.

OTHER OPERATING AND MAINTENANCE EXPENSES

The Company's total operating and maintenance expenses, excluding fuel, purchased power and gas purchased for resale for the first six months of 1999 increased by $31.7 million compared with the same period in 1998. The increase in expenses associated with utility operating expenses amounted to $31.8 million. The change in diversified operation and maintenance expenses was a decrease of $0.1 million.

The increase in utility operating expenses is primarily the result of costs associated with the Merger (includes employee severance, pension costs, etc.) which resulted in a $21.7 million of the increase. The amortization of the Company's customer accounting system and depreciation expense also contributed to the increase which was offset by a reduction in taxes.

DIVERSIFIED ACTIVITIES

Revenues from diversified activities increased by $259,292 for the first six months of 1999 as compared to the same period of 1998. This increase is the result of land sales that took place in the second quarter of 1999.

OTHER INCOME, DEDUCTIONS AND INTEREST CHARGES - NET

Other income, net of interest charges and other deductions decreased by $3.7 million during the first six months of 1999 when compared to the same period of 1998, primarily as a result of the write-down of assets to fair market value in diversified operations and lower investment revenues.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 25, 1999, five shareholders of the Company filed a purported class action on behalf of all persons who owned the Company's common stock "at the time [the Company] and Consolidated Edison, Inc. signed a definitive merger agreement under which Consolidated Edison will acquire all of [the Company's] common stock." The complaint asserts various claims against certain former as well as then current directors and officers of the Company and certain other defendants, alleging that the actions of the defendants resulted in a reduction in the price paid by CEI for the Company's stock pursuant to the Merger Agreement. Plaintiffs filed the action, entitled Suzanne Hennessy, et al. v. D. Louis Peoples, et al., in the Supreme Court of the State of New York, County of New York. The plaintiffs are seeking various types of relief, including compensatory damages in the approximate amount of $81 million. In connection with this action, the defendant officers and directors have requested indemnification and advancement of expenses from the Company pursuant to the provisions of the Company's By-laws. The Company cannot predict the ultimate outcome of this proceeding.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

     3.1.1   Certificate of Amendment of the Certificate of Incorporation of
             the Company, dated July 14, 1999.
     3.1.2   Restated Certificate of Incorporation of the Company, dated May 7,
             1996.  (Incorporated by reference to Exhibit 3.4 to the
             Quarterly Report on Form 10-Q for the quarterly period ended
             March 31, 1996 - File No. 1-4315.)
     3.2     By Laws of the Company, as amended on July 8, 1999.
     27      Financial Data Schedule

(b) Reports on Form 8-K

         On July 13, 1999, the Company filed a report on Form 8-K dated July 8, 1999 regarding the completion of the Merger and the change in the Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ORANGE AND ROCKLAND UTILITIES, INC.
                                           -----------------------------------
                                                       (Registrant)





Date:      August 13, 1999                 By     ROBERT R. STELBEN
                                                  Robert P. Stelben
                                                  Vice President and Treasurer
                                                  and Duly Authorized
                                                  Officer


Date:      August 13, 1999                 By     EDWARD RASMUSSEN
                                                  Edward Rasmussen
                                                  Acting Vice President and
                                                  Controller and Chief
                                                  Accounting Officer